Form 10-Q
period 2006-03-31
Northstar Neuroscience, Inc.
filed 2006-06-06
CIK 1351509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-51951

Northstar Neuroscience, Inc.

(Exact name of registrant as specified in its charter)

Washington	91-1976637
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2401 Fourth Avenue, Suite 300

Seattle, WA 98121

(Address of principal executive offices, including Zip Code)

(206) 728-1477

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The registrant had 25,361,137 shares of Common Stock, $0.001 par value per share, outstanding as of May 25, 2006.

NORTHSTAR NEUROSCIENCE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005	1

	Statements of Operations (unaudited) for the three-month period ended March 31, 2006 and 2005 and period from inception (May 18, 1999 to March 31, 2006)	2

	Statements of Cash Flows (unaudited) for the three-month period ended March 31, 2006 and 2005 and period from inception (May 18, 1999 to March 31, 2006)	3

	Notes to Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 6.	Exhibits	27

Signatures		28

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,270,687	$10,765,386
Securities available-for-sale	9,102,582	9,422,016
Other current assets	532,136	326,932

Total current assets	16,905,405	20,514,334

Property and equipment, net	888,378	934,997
Other assets and deferred costs	1,258,352	295,445

Total assets	$19,052,135	$21,744,776

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Deficit
Current liabilities:
Accounts payable	$865,232	$340,757
Accrued liabilities	2,025,504	1,199,692
Deferred rent and sublease loss accrual, current portion	325,125	332,625
Long-term debt, current portion	1,875,222	1,230,493
Warrant to purchase Series E redeemable convertible preferred stock	1,020,000	1,090,000

Total current liabilities	6,111,083	4,193,567
Deferred rent and sublease loss accrual, less current portion	762,706	843,988
Long-term debt, less current portion	4,096,455	4,581,175
Redeemable convertible preferred stock:
Issued and outstanding—22,413,765 shares; aggregate liquidation preference of $80,514,991 at March 31, 2006 and December 31, 2005	101,357,428	99,859,534
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, $0.001 par value; Authorized shares—22,658,409	—	—
Common stock, $0.001 par value; Authorized shares—23,333,333	—	—
Issued and outstanding shares—2,137,472 and 2,091,086 at March 31, 2006 and December 31, 2005, respectively	2,137	2,091
Additional paid-in capital	(19,106,939)	(17,736,746)
Deferred share-based compensation	(503,598)	(653,286)
Deficit accumulated during the development stage	(73,658,450)	(69,322,095)
Accumulated other comprehensive loss	(8,687)	(23,452)

Total shareholders’ deficit	(93,275,537)	(87,733,488)

Total liabilities, redeemable convertible preferred stock and shareholders’ deficit	$19,052,135	$21,744,776

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three-month Period Ended March 31,		Period from Inception (May 18, 1999 to March 31, 2006)
	2006	2005
Revenue	$—	$—	$463,483
Cost of goods sold	—	—	956,399

Gross margin	—	—	(492,916)
Operating expenses:
Research and development	2,791,691	2,909,738	49,855,766
Selling, general and administrative	1,421,671	818,210	27,047,182
Severance	—	—	649,929
Loss on subleases	—	794,305	1,638,454

Total operating expenses	4,213,362	4,522,253	79,191,331

Operating loss	(4,213,362)	(4,522,253)	(79,684,247)
Interest (expense) income, net	(192,993)	160,874	2,683,435
Other income	70,000	—	70,000
Amortization of gain on sale of PNT assets	—	409,160	3,272,362

Net loss	(4,336,355)	(3,952,219)	(73,658,450)
Preferred stock accretion	(1,497,894)	(1,413,106)	(20,842,437)

Net loss applicable to common shareholders	$(5,834,249)	$(5,365,325)	$(94,500,887)

Basic and diluted net loss per share applicable to common shareholders	$(2.81)	$(2.91)

Shares used in computation of basic and diluted net loss per share applicable to common shareholders	2,077,364	1,845,999

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Three-month Period Ended March 31,		Period from Inception (May 18, 1999 to March 31, 2006)
	2006	2005
Operating activities
Net loss	$(4,336,355)	$(3,952,219)	$(73,658,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,885	66,657	1,624,934
Loss on disposal of equipment	—	—	22,899
Lease incentive	—	—	901,650
Issuance of warrant to non-employee	—	—	15,155
Non-employee share-based compensation	41,013	5,905	437,446
Employee share-based compensation	176,915	24,298	998,524
Amortization of premium on securities	41,616	157,895	1,422,539
Amortization of gain on sale of PNT assets	—	(409,160)	(3,272,362)
Accretion of debt original issuance discount	160,009	—	160,009
Non-cash gain on remeasurement of warrant	(70,000)	—	(70,000)
Sale of PNT operating assets	—	—	(824,320)
Changes in operating assets and liabilities:
Other assets	(1,168,111)	149,538	(1,790,488)
Accounts payable and accrued liabilities	1,350,287	51,808	2,890,736
Deferred rent and sublease loss accrual	(88,782)	619,579	186,181

Net cash used in operating activities	(3,827,523)	(3,285,699)	(70,955,547)
Investing activities
Purchases of property and equipment	(19,266)	(16,035)	(3,153,759)
Proceeds from sale of PNT assets	—	—	4,750,000
Purchases of securities available-for-sale	(4,457,417)	(4,308,511)	(111,097,507)
Maturities of securities available-for-sale	4,750,000	7,409,341	100,563,699

Net cash provided by (used in) investing activities	273,317	3,084,795	(8,937,567)
Financing activities
Net proceeds from sale of redeemable convertible preferred stock	—	—	79,789,549
Proceeds from exercise of stock options	59,507	6,189	526,186
Repurchase of common stock	—	—	(17,832)
Proceeds from issuance of debt, net of offering costs	—	—	5,811,668
Issuance of warrants	—	—	1,090,000
Principal payments on capital lease obligations	—	—	(35,770)

Net cash provided by financing activities	59,507	6,189	87,163,801

Net (decrease) increase in cash and cash equivalents	(3,494,699)	(194,715)	7,270,687
Cash and cash equivalents at beginning of period	10,765,386	5,792,604	—

Cash and cash equivalents at end of period	$7,270,687	$5,597,889	$7,270,687

Supplemental schedule of non-cash activities
Preferred stock accretion	$1,497,894	$1,413,106	$20,842,437
Assets acquired under capital leases	$—	$—	$35,770

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

1.	Nature of the Business and Basis of Presentation

Northstar Neuroscience, Inc. (Company) is a medical device company focused on developing and commercializing novel neurostimulation therapies for a broad range of neurological diseases and disorders. The Company incorporated in the state of Washington on May 18, 1999 as Vertis Neuroscience, Inc. Since inception, substantially all resources have been devoted to the development and commercialization of medical technologies utilizing electrical stimulation to treat neurological diseases and disorders. The Company operates out of one facility in Seattle, Washington.

Until May 2003, the Company sold a commercial product, PNT, a minimally invasive therapy for lumbar and cervical spinal pain. In May 2003, the Company sold its PNT assets. In conjunction with the sale of PNT, the Company changed its name from Vertis Neuroscience, Inc. to Northstar Neuroscience, Inc.

The Company continues to report as a development stage company, since planned principal operations have not commenced and the revenue generated from commercialization of PNT did not constitute significant and sustained revenue.

On May 10, 2006, the Company closed an initial public offering (IPO) of 8,165,000 shares of its common stock, including the underwriters’ over-allotment, at $15.00 per share, for gross proceeds of $122.5 million. All of the shares were sold by the Company. The Company’s shares trade on The Nasdaq National Market under the symbol “NSTR.”

In connection with the completion of the IPO, all shares of the Company’s then-outstanding redeemable convertible preferred stock converted into 14,942,499 shares of common stock and outstanding warrants to purchase redeemable convertible preferred stock converted into warrants to purchase 118,798 shares of common stock with an exercise price of $7.155 per share.

The accompanying unaudited balance sheet as of March 31, 2006 and unaudited statements of operations and cash flows for the three-month periods ended March 31, 2006 and 2005 and for the period from inception (May 18, 1999) to March 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results of operations have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other period. These financial statements and notes should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-132135). The accompanying balance sheet as of December 31, 2005 has been derived from audited financial statements as of that date, but does not include all disclosures required by GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period. Actual results could differ materially from those estimates.

Comprehensive Loss

Comprehensive loss is comprised of net loss and the unrealized gains and losses on the portfolio of securities available-for-sale. Unrealized gains (losses) for the three-month periods ended March 31, 2006 and 2005 were $14,765 and ($10,598), respectively. The total comprehensive loss for the three-month periods ended March 31, 2006 and 2005 was $4.3 million and $4.0 million, respectively.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-based Payment (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for Share-based Compensation (SFAS 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and SFAS 148, Accounting for Share-based Compensation — Transition and Disclosure. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at fair value. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement methodology for accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. As a result, beginning January 1, 2006, the Company adopted SFAS

123(R) and began reflecting the share-based compensation expense determined under fair value based methods in the income statement rather than as pro forma disclosure in the notes to the financial statements.

2.	Share-based Compensation

As of March 31, 2006, the Company has one active share-based compensation plan, the 1999 Stock Option Plan (1999 Plan). For options granted through December 31, 2005, the Company has elected to follow APB 25, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, to account for employee stock options, rather than the alternative fair value accounting permitted under SFAS 123. Under APB 25, compensation expense related to employee stock option grants is recognized using the intrinsic value method. Accordingly, the Company recognized compensation expense for stock options granted to employees with an exercise price below the estimated fair value of the Company’s common stock on the date of grant. Through December 31, 2005, the fair value of the Company’s options was estimated for disclosure purposes at the grant date using the minimum value option-pricing model.

Through December 31, 2005, the fair value of the Company’s common stock was determined by the Company’s board of directors in consultation with management. During the year ended December 31, 2005, the Company granted stock options with exercise prices ranging from $1.20 to $2.25. In consideration of the guidance set forth in the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and a valuation of the Company’s common stock by an independent third party, the Company subsequently determined that the fair value of its common stock during the period ranged from $1.20 to $8.69. In accordance with APB 25, deferred share-based compensation of $1.2 million was recorded during the year ended December 31, 2005, of which $681,504 has been expensed through March 31, 2006. Deferred share-based compensation is amortized to expense using graded vesting over the related vesting terms of the options.

As of March 31, 2006, the expected future amortization expense for deferred share-based compensation is as follows:

Years ended December 31:
2006 (remainder)	$264,640
2007	160,290
2008	68,689
2009	9,979

$503,598

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the prospective transition method as required by the pronouncement. The prospective transition method provides for the recognition of compensation expense for share-based payments made prior to adoption pursuant to the historical APB 25 intrinsic value accounting treatment in which share-based compensation expense is recognized using graded vesting. Compensation expense for share-based payments made subsequent to adoption is based on the fair value requirements of SFAS 123(R) and recognized on a straight-line basis over the vesting period of the grant. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating period expense, whereas SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s practice for disclosure purposes under SFAS 123. As a result, the Company has applied an estimated annual forfeiture rate of 11.8% for staff and 8.3% for executives in determining the share-based compensation expense.

The provisions of SFAS 123(R) retain the previous accounting practices of share-based payments made to non-employees pursuant to Emerging Issues Task Force (EITF) consensus Issue 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires measuring the stock options at fair value and remeasuring such stock options to the current fair value until the performance date has been reached. However, similar to share-based payments made to employees, SFAS 123(R) requires companies to utilize an estimated forfeiture rate for non-employees when calculating expense. As a result, the Company has applied an estimated forfeiture rate of zero percent based our expectation that no forfeitures will occur in the current outstanding grants to non-employees.

The Company recorded total share-based compensation expense as follows:

	Research and Development	Selling, General and Administrative	Total
Three-month period ended March 31, 2006
Employee stock options granted prior to January 1, 2006	$124,740	$24,948	$149,688
Employee stock options granted on or subsequent to January 1, 2006	11,644	15,583	27,227
Non-employee stock option awards	41,013	—	41,013

	$177,397	$40,531	$217,928

Three-month period ended March 31, 2005
Employee stock options	$14,496	$9,802	$24,298
Non-employee stock option awards	4,410	1,495	5,905

	$18,906	$11,297	$30,203

Share-based compensation expense for the three-month period ended March 31, 2006 includes $27,227 recognized pursuant to SFAS 123(R), which represents a $0.01 impact on net loss per share applicable to common shareholders. Unrecognized share-based compensation expense pursuant to SFAS 123(R) as of March 31, 2006 totals $576,229 and will be recognized over the remaining vesting periods of the related grants, which range from three to four years.

The fair value of share-based payments made to employees, including non-employee directors, and non-employees was estimated on the measurement date using the Black-Scholes option-pricing model using the following assumptions:

	Three-month Period Ended March 31, 2006
	Employees	Non-Employees
Risk-free interest rate	4.6%	4.8%
Dividend yield	0.0%	0.0%
Expected life/remaining contractual life (in years)	5.0-6.1	6.6-9.6
Volatility	46.0%-50.0%	43.0%-46.0%

In accordance with the prospective transition method of SFAS 123(R), the Company has not restated results for prior periods as a result of adopting the new standard.

A summary of the Company’s stock option activity and related information for the three-month period ended March 31, 2006 is as follows:

	Three-month Period Ended March 31, 2006
	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	1,595,910	$1.01
Granted at fair value	143,064	9.69
Exercised	(46,380)	1.28
Cancelled	(7,227)	1.43

Outstanding at end of period	1,685,367	$1.73

Outstanding options vested and exercisable, but not subject to repurchase at end of period	1,088,288	$0.96

Weighted-average fair value of options granted during the period	$2.81

Based upon a number of factors, including a valuation of the capital stock of the Company performed by an independent third party, management estimated the fair value of the Company’s common stock at March 31, 2006 was $11.25. Based upon management’s estimation, as of March 31, 2006, the intrinsic value of options outstanding was $16.0 million and options outstanding but not subject to repurchase was $11.2 million. Options exercised during the three-month period ended March 31, 2006 had an intrinsic value of $353,373 based on the fair values of the common stock in effect at the time of exercise as determined by the board of directors at its meeting preceding the exercise date.

Exercise prices for options outstanding at March 31, 2006 are as follows:

Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Outstanding Options Vested and Exercisable, but Not Subject to Repurchase	Weighted-Average Remaining Contractual Life (in years)
$ 0.15	65,433	3.34	65,433	3.34
0.42	159,999	4.48	159,999	4.48
0.60	81,422	5.02	81,422	5.02
0.90	438,601	7.49	314,833	7.36
1.20	573,709	7.34	405,986	7.05
1.35	120,478	9.13	47,979	9.10
1.50	94,662	9.38	5,082	9.57
2.25	7,999	9.71	0	—
9.69	143,064	9.88	7,554	9.88

	1,685,367	7.31	1,088,288	6.51

3.	Warrants

On December 30, 2005, the Company entered into a loan and security agreement (Agreement), pursuant to which the Company may borrow up to $10.0 million. In connection with the Agreement, the Company issued warrants to the lenders to purchase shares of the Company’s Series E redeemable convertible preferred stock. Under the warrants, the lenders can acquire two tranches of shares of stock. The first tranche is determined by dividing $500,000 by the strike price of $4.77. The second tranche, and any future tranches based on additional draws, is determined by dividing 5% of the amount drawn under the Agreement (5% of $7,000,000 at March 31, 2006, or $350,000) by the strike price. At March 31, 2006, this formula would result in the lenders being able to acquire 178,197 shares of Series E redeemable convertible preferred stock, at $4.77 per share.

The warrants issued in conjunction with the Agreement were recorded at fair value on the date of issuance as an original issuance discount on the borrowings under the Agreement. The reported amount of the outstanding debt reflects original issuance discounts, including $1,090,000, net of amortization, related to fair value of the warrants on the date of issuance. The discounts are amortized to interest expense using the effective yield method.

Pursuant to the terms of the warrants, the warrant holders, at their sole discretion, may net exercise the warrants based upon the fair value of the Series E redeemable convertible preferred stock at the date of exercise. The warrants are classified as liabilities on the balance sheet pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and related FASB Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable. The warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense).

Management determined that the fair value of the warrants was $1,090,000 at issuance and at December 31, 2005. Based upon a number of factors, including a valuation of the warrant and the capital stock of the Company performed by an independent third party, management determined the fair value of the warrants at March 31, 2006 was $1,020,000 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.9%; contract term of 9.75 years; volatility of 45%; and a Series E redeemable convertible preferred stock value of $7.84 per share. The $70,000 change in value is reflected on the statement of operations as other income.

4.	Loss Per Common Share

Basic net loss per share applicable to common shareholders is calculated by dividing the net loss applicable to common shareholders by the weighted-average number of unrestricted common shares outstanding for the period, without consideration of common stock equivalents. Diluted net loss per share applicable to common shareholders is computed by dividing the net loss applicable to common shareholders by the weighted-average number of unrestricted common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method and the as if converted method. For purposes of this calculation, common stock subject to repurchase by the Company, redeemable convertible preferred stock, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table presents the computation of basic and diluted net loss per share applicable to common shareholders:

	Three-month Period Ended March 31,
	2006	2005
Historical
Numerator:
Net loss applicable to common shareholders	$(5,834,249)	$(5,365,325)

Denominator:
Weighted-average shares outstanding	2,120,741	1,891,354
Weighted-average common shares subject to repurchase	(43,377)	(45,355)

Shares used in computation of basic and diluted net loss applicable to common shareholders	2,077,364	1,845,999

Basic and diluted net loss per share applicable to common shareholders	$(2.81)	$(2.91)

Antidilutive securities at March 31, 2006 excluded from diluted net loss applicable to common shareholders, on an as converted basis:
Preferred stock	14,942,499	14,942,499
Warrants and options outstanding	1,854,816	1,663,042

5.	Shareholders’ Equity

In February 2006, the Company’s board of directors approved the filing of a registration statement with the Securities and Exchange Commission for the IPO. Subject to completion of the IPO, the board of directors and shareholders approved an increase in the number of authorized shares to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. In February and March 2006, the board of directors and shareholders also approved an increase in the number of shares of common stock authorized for issuance under the 1999 Plan by 333,333 shares, for a total of 2,820,833 shares authorized under the 1999 Plan.

6.	Subsequent Events

Initial Public Offering

On May 10, 2006, the Company closed its IPO, selling 8,165,000 shares of its common stock, including the underwriters’ over-allotment, at $15.00 per share, for gross consideration of $122.5 million. All of the shares were sold by the Company. The Company’s shares trade on The Nasdaq National Market under the symbol “NSTR.”

Upon completion of the IPO, all shares of the Company’s then-outstanding redeemable convertible preferred stock converted into 14,942,499 shares of common stock and the outstanding warrants to purchase redeemable convertible preferred stock converted into a warrant to purchase 118,798 shares of common stock with an exercise price of $7.155 per share.

Stock Option Plans

In February 2006, the board of directors approved, and the shareholders’ subsequently approved, contingent upon signing of the underwriting agreement in connection with the IPO, the adoption of the 2006 Performance Incentive Plan (Incentive Plan) and the termination of the 1999 Plan. The Incentive Plan became effective and the 1999 Plan terminated in connection with the effectiveness of the IPO on May 4, 2006. Shares subject to outstanding options under the 1999 Plan as of the date of its termination will continue to be outstanding and subject to the terms of the 1999 Plan, and to the extent such options expire or otherwise terminate without being exercised in full will be rolled into the Incentive Plan. The Incentive Plan provides for various forms of awards to Company employees and consultants, including the potential for awards in the form of stock options, stock appreciation rights, restricted stock purchase rights, deferred compensation awards, cash-based and other share-based awards, and non-employee director awards. The Incentive Plan provides for up to 3,000,000 shares of common stock to be issued (subject to increase for rollovers from the 1999 Plan), with an annual evergreen provision that provides for an automatic annual increase on January 1 of each year in the aggregate number of shares available equal to the lesser of (a) 2% of the issued and outstanding shares of common stock, (b) 1,000,000 shares or (c) an amount determined by the Company’s board of directors.

Executive Management Bonus Program

In February 2006, the board of directors approved, and the shareholders’ subsequently approved, contingent upon the Incentive Plan becoming effective, the Executive Management Bonus Program (Bonus Program). The Bonus Program provides for stock option grants to certain members of the Company’s management team and other eligible employees of up to 0.425% of the Company’s average quarterly outstanding Common Stock, options and warrants on the last day of each calendar quarter during each Bonus Program year. The number of options to be granted under the Bonus Program is based upon a combination of the achievement of Company and individual goals during the Bonus Program year as measured by the compensation committee of the board of directors.

Employment Agreements

In February 2006, the board of directors approved employment agreements that the Company entered into with certain of its executive officers upon the effectiveness of the IPO. These employment agreements provide for severance payments, as well as partial acceleration of vesting of outstanding stock options and other outstanding stock awards upon certain employment terminations in the absence of a change in control of the Company (as defined in each employment agreement), and full acceleration of vesting of outstanding stock options and other outstanding stock awards upon certain employment terminations following a change in control of the Company.

Reverse Stock Split

On April 13, 2006, the Company filed articles of amendment to the Company’s amended and restated articles of incorporation effecting a two-for-three reverse stock split of the Company’s authorized and outstanding shares of common stock. The number of shares of preferred stock outstanding was not affected, however the number the shares of common stock into which such preferred stock will convert was reduced on a two-for-three reverse stock split basis. All authorized and issued or outstanding common stock and related per share amounts and preferred stock conversion disclosures contained in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect this reverse stock split.

Acquisition of Intellectual Property

On May 1, 2006 Northstar agreed to pay, and on May 4, 2006 did pay, $2.5 million to a third party to settle a potential ownership dispute related to one of its issued U.S. patents and six of its U.S. patent applications. The consideration conveyed was expensed on the date incurred as a component of selling, general and administrative expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this quarterly report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described in greater detail in Item 1A of Part II, “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a medical device company focused on developing and commercializing novel neurostimulation therapies using our proprietary cortical stimulation system. We incorporated in the state of Washington on May 18, 1999 as Vertis Neuroscience, Inc. Since inception, we have devoted substantially all of our resources to the development and commercialization of medical technologies utilizing electrical stimulation to treat neurological diseases and disorders.

Our initial focus was on developing and commercializing a medical device, which we called PNT, to treat lumbar and cervical spinal pain. PNT is a minimally invasive therapy in which electrical stimulation is delivered through electrodes placed on the lower back and neck to alleviate pain. We received 510(k) clearance from the FDA for our back pain product in December 2001 and for our neck pain product in September 2002. During this time, we also had an active research program investigating applications of cortical stimulation to treat neurological diseases and disorders. In order to focus on opportunities in cortical stimulation, in May 2003 we sold the PNT assets and subsequently changed our name to Northstar Neuroscience, Inc.

The initial application of our cortical stimulation therapy system is our Northstar Stroke Recovery System, which is designed to enhance the recovery of hand and arm motor function in patients who have suffered an ischemic stroke, which we refer to as stroke motor recovery. Between November 2002 and October 2004, we conducted two feasibility trials, the ADAMS and BAKER trials, in which we investigated the safety and efficacy of our stroke motor recovery therapy. In July 2004, we received conditional approval from the FDA to initiate our pivotal trial, called EVEREST, to evaluate the safety and efficacy of our Northstar Stroke Recovery System, and in June 2005 we received a full investigational device exemption, or IDE, approval for our EVEREST trial at up to 18 sites throughout the U.S. A pivotal trial is a clinical trial in which safety and efficacy data are collected in support of an FDA submission to obtain marketing approval, and an IDE is a regulatory submission that allows an investigational device to be used in a human clinical trial. If the EVEREST trial is successful, we intend to seek FDA approval in the first quarter of 2008 to market our Northstar Stroke Recovery System. Under this schedule, we anticipate receiving FDA approval to market our Northstar Stroke Recovery System in 2009; however, FDA approval is not assured.

Beyond stroke motor recovery, we are also evaluating our cortical stimulation therapy system for use in treating other neurological diseases and disorders. We are currently enrolling patients in the CHESTNUT trial, which is our initial feasibility trial for stroke-related Broca’s aphasia, as well as the SAHALE trial, which is our initial feasibility trial for tinnitus. Additionally, in 2003 and 2004 we conducted our TIGER trial, which was our initial feasibility trial for essential tremor. We are evaluating another feasibility trial to further evaluate our cortical stimulation therapy system for this disorder.

We are a development stage company with a limited operating history and we currently have no products approved for sale. To date, we have not generated any significant revenue, and we have incurred net losses in each year since our inception. The only revenue we have generated has been from the commercial sale of PNT product. We expect our losses to continue and to increase as we expand our clinical trial activities and initiate commercialization activities. We have financed our operations primarily through private placements of our debt and equity securities.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates, including those related to share-based compensation and clinical trial accruals. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There has been no significant change in our critical accounting policies or estimates from those policies or estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in our Registrations Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on March 1, 2006, except for employee share-based compensation related to our adoption of a revision of SFAS No. 123, Accounting for Share-based Compensation, or SFAS 123(R).

Deferred Offering Costs

As of March 31, 2006, we had deferred legal, accounting, printing and other costs associated with our initial public offering, or IPO, as other assets and deferred costs on the balance sheet. During the three-month period ended March 31, 2006, we deferred an additional $963,000 of IPO costs, bringing the total deferral to $1.2 million. These costs were recorded against the proceeds of the IPO on closing.

Share-based Compensation pursuant to SFAS 123(R)

Through December 31, 2005, we accounted for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, and related interpretations. We had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Share-based Compensation, as amended.

We adopted SFAS 123(R) effective January 1, 2006, which requires the recognition of share-based compensation expense at fair value. We adopted SFAS 123(R) under the prospective transition method and, therefore, we have not restated results for prior periods.

Pursuant to SFAS 123(R), our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, and future forfeitures. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. Because we completed our IPO on May 10, 2006, there is no historical information available to support our estimate of certain assumptions required to value our stock options. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. We have limited historical information on our stock price volatility. In accordance with the implementation guidance in SFAS 123(R), we have therefore calculated expected volatility based on the average volatilities of similar companies that are transitioning from newly public to more mature companies with more stock price history. For purposes of identifying similar entities, we have considered factors such as industry, company age, stage of life cycle, and size. The expected term of options granted represents the periods of time that options granted are expected to be outstanding. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, historical data demonstrates that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. When establishing an estimate of the expected term of an award, we have elected to use the simplified method of determining expected term as permitted by SEC Staff Accounting Bulletin 107. As a result of using estimates, when factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to estimate the value of share-based awards granted in future periods.

Results of Operations

Three-month Period Ended March 31, 2006 and 2005

Research and Development Expenses

Research and development expenses were $2.8 million for the three-month period ended March 31, 2006, compared to $2.9 million for the three-month period ended March 31, 2005. The decrease of $100,000, or 3.4%, was primarily due to 2005 expenses incurred for tooling, equipment, prototype and contract development related to development of our cortical stimulation therapy system that were approximately $540,000 greater than such expenses in 2006. These lower expenses in 2006 were partially offset by increases in clinical trial expenses of $367,000, and higher compensation and consultant expenses of $128,000. The increase in clinical trial expenses was primarily due to increased costs associated with third party clinical sites conducting our EVEREST trial. The increase in compensation and consultant expenses were the result of increased headcount resulting from the expansion of our EVEREST trial, and share-based compensation due to the amortization of deferred stock compensation resulting from the granting of employee stock options below fair value during 2005 and vesting of consultant options granted in prior periods. Research and development expenses are expected to increase due to increased enrollment in our EVEREST trial, commencement of additional clinical trials, ongoing development of our cortical stimulation therapy system for additional applications, and related increases to personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.4 million for the three-month period ended March 31, 2006, compared to $818,000 for the three-month period ended March 31, 2005. The increase of $582,000, or 71.1%, was primarily due to a $273,000 increase in professional service expenses, principally accounting and audit related services and legal expenses related to patent filings and general corporate matters, a $217,000 increase in compensation and consulting costs due to a combination of general compensation increases, increased headcount in accounting and marketing, and additional use of contract labor to support departments during hiring periods, and a $144,000 increase in market research and public relations expenditures. The increases noted were offset by a net decrease in other expenses of $52,000, primarily comprised of facility costs related to the sublease of under-utilized space at our corporate headquarters. Selling costs are expected to increase as we build our sales and marketing infrastructure to support the market launch of our Northstar Stroke Recovery System and any future products we may develop. General and administrative costs are expected to increase during future periods as a result of increased compensation costs, as well as higher legal, accounting, insurance and other professional service costs, relating to compliance with rules and regulations associated with being a publicly traded company.

Interest (Expense) Income, net

Interest expense was $193,000 for the three-month period ended March 31, 2006, compared to interest income of $161,000 for the three-month period ended March 31, 2005. The net interest (expense) income decrease of $354,000, or 219.9%, was due to interest expense of $380,000 on the $7.0 million draw on our debt financing at the end of December 2005 partially offset by $187,000 of interest income derived from our interest bearing cash and investments during the three-month period ending March 31, 2006 compared to no interest expense and $161,000 of interest income during the three-month period ending March 31, 2005. We expect that our interest income will increase materially due to the completion of our IPO.

Other Income

In connection with obtaining our $10.0 million debt financing, we issued warrants to the lenders to purchase shares of our Series E redeemable convertible preferred stock. We account for the warrants as a current liability pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and we remeasure the fair value of the warrants at each balance sheet date and record any changes in fair value as a component of other income. The fair value of the warrants at March 31, 2006 was $1,020,000 compared to $1,090,000 at December 31, 2005, resulting in the recognition of a gain on remeasurement of $70,000. The warrants converted to common stock warrants upon completion of our IPO and after a final remeasurement upon conversion, additional remeasurements will not be required.

Liquidity and Capital Resources

We have incurred losses since our inception in May 1999 and, as of March 31, 2006, we had a deficit accumulated during the development stage of $73.7 million. We have funded our operations to date principally from private placements of equity securities and stock option exercises, raising net proceeds of $80.3 million through March 31, 2006. On December 30, 2005, we entered into a debt financing agreement, pursuant to which we may borrow up to $10.0 million. As of March 31, 2006, we had borrowed $7.0 million under this financing and the remaining $3.0 million is available through June 30, 2006. The loan facility provides for interest-only payments until June 30, 2006, followed by equal monthly payments of principal and interest such that the balance will be fully paid on January 1, 2009. The outstanding principal balance accrues interest at an annual rate of 12.6%. Due to discounts derived from the issuance of detachable warrants and other discounts, the effective annual interest rate of the debt is 19.5%. The annual interest rate on any future draws under the facility will be equal to 11.5% plus the excess of the one-month LIBOR rate over 3.3%. The debt financing bears a prepayment penalty of 4.0% of outstanding principal balances. This prepayment penalty declines 1.0% per year over the term of the financing.

As of March 31, 2006, we had $16.4 million in cash, cash equivalents and securities available-for-sale.

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.8 million and $3.3 million for the three-month periods ended March 31, 2006 and 2005, respectively. The net cash used in both of these periods primarily reflects the net loss for those periods, offset in part by the net impact of depreciation, amortization of premiums on securities available-for-sale, share-based compensation and changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $273,000 and $3.1 million for the three-month periods ended March 31, 2006 and 2005, respectively. Net cash provided by investing activities during both periods primarily reflects the net proceeds from maturities and purchases of securities available-for-sale.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $60,000 and $6,000 for the three-month periods ended March 31, 2006 and 2005, respectively. Net cash provided by financing activities during both periods reflects proceeds from the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any product based on our cortical stimulation technology nor have we achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, conduct and complete clinical trials, pursue additional applications for our technology platform, expand our clinical development team and corporate infrastructure, and prepare for the potential commercial launch of our Northstar Stroke Recovery System.

We do not expect to generate significant product revenue until at least 2009. We do not anticipate generating any product revenue unless and until we successfully obtain FDA marketing approval for, and begin selling, our Northstar Stroke Recovery System. We believe that the net proceeds from the IPO in May 2006, together with our cash, cash equivalents and securities available-for-sale balances and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through at least the first quarter of 2009. If our available cash, cash equivalents, securities available-for-sale and net proceeds from the IPO are insufficient to satisfy our liquidity requirements, or if we develop additional products or pursue additional applications for our products, we may seek to sell additional equity or debt securities or acquire additional debt financing. The sale of additional equity and debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business.

We anticipate spending at least $7.0 million over the next two years for direct costs to complete our EVEREST trial. In addition, we will spend additional funds for regulatory approvals, and for activities to initiate commercialization of our Northstar Stroke Recovery System, if approved. The development of any new applications of our cortical stimulation therapy system and new product candidates will also require the expenditure of significant financial resources and take several years to complete, from development to ultimate commercialization. We expect to fund the development of potential product candidates with the proceeds of the IPO, together with our existing cash, cash equivalents and securities available-for-sale balances and revenue from the sales of our Northstar Stroke Recovery System, if approved.

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our Northstar Stroke Recovery System, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete ongoing clinical trials and successfully deliver a commercial product to market. Our future funding requirements will depend on many factors, including but not limited to:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	whether we pursue approval for clinical indications based on clinical trial results;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third party patent or other intellectual property rights;

•	the cost of defending other litigation or disputes with third parties;

•	the timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our Northstar Stroke Recovery System and any products that we may develop;

•	the rate of market acceptance of our Northstar Stroke Recovery System and any other product candidates;

•	the effect of competing products and market developments; and

•	any revenue generated by sales of our future products.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Off-Balance Sheet Arrangements

As of March 31, 2006, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2005 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$7,000	$1,230	$5,770	$—	$—
Interest on long-term debt	1,635	849	786	—	—
Operating leases	7,382	1,154	2,194	2,177	1,857

Total	$16,017	$3,233	$8,750	$2,177	$1,857

There has been no material change in our contractual obligations other than scheduled payments through March 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates primarily due to our investment portfolio. We maintain an investment portfolio consisting mainly of federal and state government obligations and corporate obligations. Our portfolio bears a weighted average interest rate of 4.3%. We have the intent and ability to hold our fixed income investments until maturity; therefore, we do not anticipate material impacts to our operating results or cash flows due to changes in market interest rates on our investment portfolio. We do not use derivative instruments to hedge our interest rate risk.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: Other Information

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings arising out of the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 1A.	Risk Factors

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.

Risks Related to Our Business and Industry

We have incurred losses since inception and anticipate that we will continue to incur increasing losses for the foreseeable future.

We are a development stage company with a limited operating history and no current revenue. As of March 31, 2006, we had a deficit accumulated during the development stage of approximately $73.7 million. We have incurred losses in each year since our formation in 1999. Our net losses applicable to common shareholders for the fiscal years ended December 31, 2005, 2004 and 2003 were approximately $20.2 million, $18.4 million and $17.9 million, respectively. Development of a new medical device, including conducting clinical trials and seeking regulatory approvals, is a long, expensive and uncertain process. We expect to continue to incur significant and increasing operating losses for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

We expect our clinical and regulatory expenses to increase in connection with our current pivotal clinical trial, other ongoing clinical trials and trials that we may initiate in the future. We also expect our product development expenses to increase in connection with our ongoing and future product development initiatives. In addition, we expect to incur significant sales and marketing expenses, prior to recording sufficient revenue to offset these expenses, if our Northstar Stroke Recovery System is approved for marketing by the U.S. Food and Drug Administration, or FDA. Because of the numerous risks and uncertainties associated with developing new medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

Our product development programs are based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of products based on new technologies. The use of cortical stimulation therapy for stroke motor recovery is, to our knowledge, a novel application of neurostimulation therapy that has not previously been investigated to any meaningful extent. The other potential applications of our cortical stimulation therapy involve similarly novel approaches to the treatment of neurological diseases and disorders. The novel nature of these therapies results in significant challenges in regards to product development and optimization, government regulation, third party reimbursement and market acceptance. These challenges may prevent us from developing and commercializing products on a timely and profitable basis or at all.

Our success as a company will depend heavily on the success of the initial application of our cortical stimulation therapy, our Northstar Stroke Recovery System, for which we are conducting a pivotal clinical trial. If we are unable to commercialize our Northstar Stroke Recovery System, our ability to generate revenue will be significantly harmed.

Since June 2003 we have invested substantially all of our financial resources and our research and product development efforts in our Northstar Stroke Recovery System, which we hope to introduce for commercial sales starting in the first quarter of 2009, subject to FDA approval. We do not anticipate generating any revenue prior to that time. The commercial success of our Northstar Stroke Recovery System will depend upon:

•	successfully completing our ongoing EVEREST trial;

•	obtaining marketing approval from the FDA;

•	manufacturing of our Northstar Stroke Recovery System in commercial quantities;

•	the successful commercial launch of our Northstar Stroke Recovery System; and

•	the acceptance of our Northstar Stroke Recovery System by the medical and stroke community and third party payors as clinically useful, cost-effective and safe.

If we are not successful in completing our EVEREST trial, or if the data from our EVEREST trial are not satisfactory, we may not proceed with our planned filing of an application for regulatory approval or we may be forced to delay our regulatory filings to conduct additional trials. If we are not successful in securing FDA marketing approval, we may never generate any revenue and may be forced to cease operations. Although we are investigating the potential applicability of our cortical stimulation therapy system for the treatment of other neurological diseases and disorders, such as stroke-related aphasia and tinnitus, we do not expect to start pivotal clinical trials for other applications prior to 2007, and the earliest time at which we might expect to obtain regulatory approval for and begin receiving revenue from any other application would be 2009, if ever.

If we are unable to complete our EVEREST or other trials, or if we experience significant delays, our ability to commercialize our Northstar Stroke Recovery System or other products we may develop, and our financial position, will be impaired.

Our EVEREST trial protocol requires us to obtain clinical data from at least 151 patients to meet our primary safety and efficacy endpoints. Depending on the attrition level, which is the number of enrolled patients who fail for any reason to complete the trial, we will have to treat more than 151 patients to end up with the full set of patient data required by the FDA. Our clinical plan assumes that the attrition level could be as high as 20% of the patients we enroll. We will monitor actual patient attrition during the trial and increase our enrollment accordingly. We currently have approval from the FDA to treat up to 174 patients in the EVEREST trial. If we are required to treat more than 174 patients in the EVEREST trial to obtain a full set of data on 151 patients, we will request an increase in the permissible number of patients from the FDA. Conducting a clinical trial of this size, which involves screening, assessing, testing, treating and monitoring patients at up to 18 sites across the country, and coordinating with patients and clinical institutions as well as with neurologists, neurosurgeons, radiologists, physiatrists and physical therapists, is a complex and uncertain process. To enroll and treat patients at a clinical site, we must first obtain clinical site approvals, finalize contracts at trial sites and train and validate site personnel. To date, we have not enrolled and treated patients in our EVEREST trial as fast as we originally estimated because it has taken longer than anticipated to complete these steps. The criteria for inclusion in the EVEREST trial are more restrictive than in our earlier feasibility trials, which has contributed to the slower than anticipated rate of enrollment. We currently expect to reach the primary endpoint of the trial by the first quarter of 2008.

Completion of our EVEREST trial, and our other ongoing or future clinical trials, could also be delayed for several reasons, including:

•	we may experience difficulties or delays in bringing additional clinical sites on-line;

•	sites currently participating in the trial may drop out of the trial, which may require us to engage new sites and/or petition the FDA for an expansion of the number of sites that are permitted to be involved in the trial;

•	patients may not enroll in, or complete, clinical trials at the rate we expect;

•	patients may experience adverse side effects, causing the data safety monitoring board, a clinical site ethics committee, the FDA or other regulatory authority to place the clinical trial on hold;

•	clinical investigators may not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices; and

•	regulatory inspections of clinical trials or manufacturing facilities may result in our being required to undertake corrective action or suspend or terminate our clinical trials if inspectors find us not to be in compliance with regulatory requirements.

In addition, adverse events during a clinical trial could cause us to repeat or terminate a trial, or cancel an entire development program. If our clinical trials are delayed, it will take us longer to ultimately commercialize a product and achieve revenue. Moreover, our development costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned.

If our EVEREST trial does not meet our anticipated safety or efficacy endpoints, our ability to commercialize our Northstar Stroke Recovery System and our financial position will be impaired.

Before we can market our Northstar Stroke Recovery System, we must successfully complete our ongoing EVEREST trial and demonstrate the safety and efficacy of the Northstar Stroke Recovery System. For purposes of the EVEREST trial we will consider our Northstar Stroke Recovery System to be effective if the trial data show that the percentage of patients who undergo cortical stimulation therapy in combination with intensive rehabilitative therapy and achieve clinically meaningful improvements in a combined endpoint of the Upper Extremity Fugl-Meyer (UEFM) test, which provides an index of patients’ neurological and motor function, and the Arm Motor Ability Test (AMAT), a measure of activities of daily living, is 20 percentage points greater than the combined data for patients who undergo intensive rehabilitative therapy alone. The results of the EVEREST trial are “blinded,” so we do not know how patients treated with the Northstar Stroke Recovery System to date have responded to treatment. Despite the encouraging results from our two smaller completed feasibility trials, we may be unable to demonstrate the safety and efficacy of our Northstar Stroke Recovery System in the EVEREST trial.

We may not secure regulatory approval for our Northstar Stroke Recovery System or any other products that we may develop in the future, even if we believe our clinical trial results demonstrate the efficacy of our cortical stimulation therapy.

We cannot market our products unless they have been approved by the FDA. Even if we file an application with clinical data that we believe justifies marketing approval for the Northstar Stroke Recovery System or any other product we may in the future develop, the FDA or foreign regulatory authorities may not approve our filing, or may request additional information, including data from additional clinical trials. The FDA or foreign regulatory authorities may also approve our Northstar Stroke Recovery System or any other product for very limited purposes with many restrictions on its use, may delay approval, or ultimately may not grant marketing approval for our system. Because our Northstar Stroke Recovery System represents a novel way to treat motor disabilities caused by stroke, and because there is a large population of stroke patients who might be eligible for treatment, it is possible, if not likely, that the FDA and other regulatory bodies will review an application for approval of our Northstar Stroke Recovery System with greater scrutiny, which could cause that process to be lengthier and more involved than that for products without such characteristics. There can be no assurance that the FDA will approve our Northstar Stroke Recovery System even if the EVEREST trial data demonstrate our anticipated or greater levels of improvement in motor recovery and activities of daily living. We cannot assure you that we will ever obtain the necessary regulatory approvals to market our Northstar Stroke Recovery System in the U.S. or abroad.

We have used two different implantable pulse generators, or IPGs, in our EVEREST trial, switching from a third party IPG to our proprietary IPG after treating 16 investigational patients, which could cause the FDA to require us to treat additional patients in our EVEREST trial.

With the FDA’s knowledge and consent, for the first 16 investigational patients in our EVEREST trial we used a third party IPG before switching to use of our own proprietary IPG for subsequent EVEREST investigational patients. Although our proprietary IPG has the ability to provide higher levels of stimulation, for purposes of the EVEREST trial, the parameters of stimulation for the third party IPG and our proprietary IPG are substantially the same. We believe that the FDA will permit us to use the trial data from the patients who received cortical stimulation therapy using a third party IPG, but there is a risk that the FDA could reject this data and require us to obtain data on an additional 16 or more patients using our proprietary IPG, which would delay the completion of our trial and cause us to incur additional expense.

Even if our Northstar Stroke Recovery System, or any other product we develop, is approved by regulatory authorities, if we fail to comply with ongoing regulation, or if we experience unanticipated problems with our products, our products could be subject to restrictions or withdrawal from the market, and we or our suppliers could be subject to legal action.

Any product for which we obtain marketing approval will be subject to ongoing regulation, including inspections by the FDA and other regulatory agencies of our products’ manufacturing processes, compliance with Quality System Regulations and review of post-market approval data, as well as review of our promotional activities. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses or populations for which the product may be marketed. For example, because our target patients comprise only a subset of all stroke survivors who primarily are patients with moderate and moderately-severe impairment of their upper limbs and a small percentage of patients with mild or severe upper limb impairment without other severe coexistent disabilities, we might be limited to marketing our Northstar Stroke Recovery System for only a subpopulation of stroke patients, which could significantly affect the size of the potential market. In addition, if the data from an FDA-mandated post-market approval trial are not obtained, we may have to collect further data on study patients. This would entail additional clinical costs and continued monitoring by the FDA. Furthermore, later discovery of previously unknown problems with our products, including unanticipated adverse events, manufacturer or manufacturing problems or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

The manufacturing facilities of our suppliers must comply with applicable regulatory requirements. If these manufacturing facilities do not receive regulatory approval, our business and our results of operations would be harmed.

Completion of our clinical trials and commercialization of our Northstar Stroke Recovery System require access to manufacturing facilities that meet applicable regulatory standards to manufacture a sufficient supply of our products. We rely solely on third parties to manufacture and assemble our Northstar Stroke Recovery System, and do not currently plan to manufacture or assemble any of our proposed products. The FDA must determine that compliance is satisfactory at facilities that manufacture and assemble our products intended for sale in the U.S., as well as the manufacturing controls and specifications for the product. Suppliers of some components of our products must also comply with FDA and foreign regulatory requirements, which often requires significant time, money, and record-keeping and quality assurance efforts, and subjects us and our suppliers to potential regulatory inspections and stoppages. Our suppliers may not satisfy these requirements. If the FDA finds their compliance status to be unsatisfactory, our commercialization efforts could be delayed, which would harm our business and our results of operations.

Our Northstar Stroke Recovery System may never achieve market acceptance even if we obtain regulatory approvals.

Market acceptance of our Northstar Stroke Recovery System will depend on successfully communicating the benefits of our cortical stimulation therapy to each of the four different constituencies involved in deciding whether to treat a particular patient using cortical stimulation therapy:

•	the various healthcare providers, such as neurosurgeons, neurologists and physiatrists, who treat stroke patients;

•	institutions such as hospitals and stroke rehabilitation centers, where the procedure and rehabilitative therapy would be performed, as well as opinion leaders in these institutions;

•	the stroke survivors themselves, and their families; and

•	third party payors, such as private healthcare insurers and Medicare, which would ultimately bear most of the costs for the various providers and medical devices involved in the procedures.

Marketing to each of these constituencies requires a different marketing approach, and we must convince each of these groups of the efficacy and utility of using our Northstar Stroke Recovery System to be successful. Our ability to market our Northstar Stroke Recovery System successfully to each of these constituencies will depend on a number of factors, including:

•	the perceived effectiveness and sustainability of the results of therapy provided by our Northstar Stroke Recovery System;

•	the level of education and awareness among physicians and stroke survivors concerning our Northstar Stroke Recovery System;

•	acceptance of the measures used to assess the efficacy of our Northstar Stroke Recovery System;

•	the price of our Northstar Stroke Recovery System and the associated costs of the surgical procedure and treatment;

•	the availability of sufficient third party coverage or reimbursement for our Northstar Stroke Recovery System and the related rehabilitative therapy;

•	the frequency and severity of any side effects;

•	the willingness of stroke patients to undergo surgery to implant our Northstar Stroke Recovery System; and

•	the availability and perceived advantages and disadvantages of alternative treatments.

If our Northstar Stroke Recovery System, or any other cortical stimulation therapy for other neurological diseases and disorders that we may develop, does not achieve an adequate level of acceptance by the relevant constituencies, we may not generate significant product revenue and may not become profitable.

If we fail to obtain adequate levels of reimbursement for our products by the government and other third party payors, there may be no commercially viable markets for our Northstar Stroke Recovery System or other products we may develop or our target markets may be much smaller than expected.

The availability and levels of reimbursement by governmental and other third party payors, such as the Medicare and Medicaid programs and private healthcare insurers, will substantially affect the markets for cortical stimulation therapy and our ability to commercialize our Northstar Stroke Recovery System and other products we may develop. The efficacy, safety, ease of use and cost-effectiveness of our Northstar Stroke Recovery System and of any competing products will in part determine the availability and level of reimbursement. In particular, we expect that securing reimbursement for our Northstar Stroke Recovery System will be more difficult if our EVEREST trial does not demonstrate a level of motor function improvement that healthcare providers, stroke institutions and stroke survivors consider clinically meaningful, whether or not regulatory agencies consider the improvement of patients treated in clinical trials to have been clinically meaningful. Reimbursement also may be more difficult to obtain if payors view our Northstar Stroke Recovery System only as adding to their costs because our therapy may be delivered to many stroke survivors who are not otherwise receiving a significant amount of reimbursed stroke-related treatment or therapy. Moreover, the novelty of cortical stimulation to treat stroke victims will likely complicate the establishment of a uniform and favorable reimbursement policy.

In some international markets, pricing of medical devices is subject to government control. In the U.S. and international markets, we expect that both government and third party payors will continue to attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. If reimbursement for our Northstar Stroke Recovery System and the related surgery, hospital stay and rehabilitative therapy is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, market acceptance of our Northstar Stroke Recovery System would be impaired and our future revenue, if any, would be adversely affected.

We depend on a limited number of manufacturers and single source suppliers of various critical components for our Northstar Stroke Recovery System. The loss of any of these manufacturer or supplier relationships could delay our clinical trials or prevent or delay commercialization of our Northstar Stroke Recovery System.

We rely entirely on third parties to manufacture our Northstar Stroke Recovery System and to supply us with all of the critical components of our Northstar Stroke Recovery System, including our IPGs, cortical stimulation leads and handheld programmers. We have entered into six-year agreements with our manufacturers and primary suppliers that generally require us to fulfill all of our manufacturing needs and purchase all of our worldwide requirements for components from these parties. These agreements terminate between April 2010 and August 2010. There is no overlap among these suppliers, insofar as we obtain each of our components from a single supplier. There are a limited number of alternative suppliers that are capable of manufacturing the components of our Northstar Stroke Recovery System, and the terms of our agreements significantly limit our ability to work with other suppliers to ensure backup sources of our components. If any of our existing suppliers was unable or unwilling to meet our demand for product components, or if the components or finished products that they supply do not meet quality and other specifications, our EVEREST trial could be delayed and the development and commercialization of our Northstar Stroke Recovery System and other products could be delayed or prevented.

If we have to switch to a replacement manufacturer or replacement supplier for any of our product components, we may face additional regulatory delays, and the manufacture and delivery of our Northstar Stroke Recovery System could be interrupted for an extended period of time, which could delay completion of our clinical trials or commercialization of our Northstar Stroke Recovery System. In addition, we may be required to obtain regulatory clearance from the FDA to use different suppliers or components. To date, our component requirements have consisted only of the limited quantities that we need to conduct our clinical trials. If we obtain market approval for our Northstar Stroke Recovery System, however, we anticipate that we will require substantially larger quantities of various components. Our suppliers may not provide us with sufficient quantities of necessary components in a timely manner that meet quality and other specifications, and we may not be able to locate an alternative supplier in a timely manner or on commercially reasonable terms, if at all. Establishing additional or replacement suppliers for these components may take a substantial amount of time, which could delay or prevent commercial launch of our Northstar Stroke Recovery System. We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or foreign regulatory authorities.

We may not be successful in our efforts to utilize our cortical stimulation therapy in various applications.

A key element of our business strategy is to develop a cortical stimulation technology platform for use in treating many neurological diseases and disorders. We are conducting research on other potential applications of our cortical stimulation therapy, including some that we believe are based on a mechanism of action different from that for stroke motor recovery. Research to identify new target applications requires substantial technical, financial and human resources, whether or not any new applications for our cortical stimulation therapy are ultimately identified. We may be unable to identify or pursue other applications of our technology for many reasons, including the following:

•	the research methodology used may not be successful in identifying other potential applications;

•	competitors may develop alternatives, including nonsurgical alternatives, that render our cortical stimulation therapy obsolete for treating a particular neurological disease or disorder;

•	we may not be able to optimize the delivery of our cortical stimulation therapy in a manner that would effectively treat a particular neurological disease or disorder, if such optimization is even possible;

•	cortical stimulation therapy for certain neurological diseases or disorders may be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective;

•	cortical stimulation therapy may be ineffective in treating a sufficiently large patient population with a particular disorder to make further study cost-effective; and

•	our cortical stimulation therapy may not be suitable for certain other potential applications.

Even if we identify a potential new application for our cortical stimulation therapy, investigating the safety and efficacy of our therapy requires extensive clinical testing, which is expensive and time-consuming. If we terminate a clinical trial in which we have invested significant resources, our prospects will suffer, as we will have expended resources on a program that will not provide a return on our investment and missed the opportunity to allocate those resources to potentially more productive uses. We will also need to obtain regulatory approval for these new applications, as well as achieve market acceptance and an acceptable level of reimbursement.

Even if we obtain regulatory approval to commercialize our Northstar Stroke Recovery System, we will need to develop an infrastructure, or contract with a third party, capable of successfully marketing and selling our products.

Even if we obtain approval to market our Northstar Stroke Recovery System, to generate sales we will need to develop a sales and marketing infrastructure or contract with a third party to perform that function. We do not currently have extensive marketing capabilities and have no sales capabilities. Establishing these capabilities would be expensive and time-consuming. We may be unable to develop an effective sales and marketing organization. If we contract with third parties to perform the sales and marketing function for us, our profit margins would likely be lower than if we performed these functions ourselves. In addition, we would necessarily be relying on the skills and efforts of others for the successful marketing of our products. If we are unable to establish and maintain effective sales and marketing capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable.

We may need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We believe that the cash, cash equivalents and available-for-sale securities, combined with the net proceeds from our initial public offering of approximately $112.0 million, will be sufficient to fund our continuing operations and other demands and commitments until approximately the first quarter of 2009. After, and possibly prior to, such date we may need to raise substantial additional capital to:

•	continue our research and development programs;

•	commercialize our Northstar Stroke Recovery System, if approved by the FDA, for commercial sale; and

•	fund our operations generally.

Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	clinical trial results;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third party patent or other intellectual property rights;

•	the timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our Northstar Stroke Recovery System and any products that we may develop;

•	the rate of market acceptance of our Northstar Stroke Recovery System and any other product candidates;

•	the effect of competing products and market developments;

•	any revenue generated by sales of our future products; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Until the time, if ever, when we can generate a sufficient amount of product revenue, we expect to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration, licensing arrangements, and grants, as well as through interest income earned on cash balances.

Additional capital may not be available on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, our shareholders may experience dilution. Debt financing, if available, may involve restrictive covenants or additional security interests in our assets. Examples of such restrictive covenants, all of which we are subject to under our current loan agreement, include limitations on our ability to incur additional debt or liens on any of our assets, dispose of our property, make dividend payments or distributions to our shareholders or enter into certain transactions that would result in a change in control of us. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to delay, reduce the scope of, or eliminate some or all of, our development programs or liquidate some or all of our assets.

The financial reporting obligations of being a public company place significant demands on our management. In addition, if we are unable to satisfy regulatory requirements relating to internal control over financial reporting, or if our internal control is not effective, our business and financial results may suffer.

The obligations of being a public company, including substantial public reporting and auditing obligations, require significant additional expenditures, place additional demands on our management and require the hiring of additional personnel.

During the audit of our 2005 financial statements, our independent registered public accounting firm issued a letter to our audit committee noting a deficiency in the design and operation of certain internal controls that they deemed to constitute a reportable condition. This matter related to our financial statement close process and the lack of sufficient procedures and resources to ensure that all steps within our close process are performed on a timely basis. A reportable condition means that these were matters that in the auditors’ judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.

We are devoting significant resources to remediating and improving our internal control, including hiring additional personnel with relevant experience working with public companies and enhancing the policies and procedures surrounding our financial statement close process, in order to address the concerns that gave rise to the reportable condition in 2005. We cannot be certain that these measures will ensure that we implement and maintain adequate control over our financial processes and reporting in the future.

In addition, Section 404 of the Sarbanes-Oxley Act of 2002 and the SEC rules and regulations implementing such act will require us to conduct an annual evaluation of our internal control over financial reporting, and have that evaluation attested to by our independent auditor starting with our fiscal year ending December 31, 2007. This process will increase our legal and financial compliance costs, and make some activities more difficult, time-consuming or costly. If we fail to have an effectively designed and operating system of internal control, we may be unable to comply with the requirements of Section 404 in a timely manner.

The medical device industry is highly competitive and subject to rapid technological change. If our competitors are able to develop and market products that are safer or more effective than our products, our commercial opportunities will be reduced or eliminated.

The medical device industry is highly competitive and subject to rapid technological change. In particular, the neurostimulation industry in which we operate has grown significantly in recent years, and is expected to continue to expand as technology continues to evolve and awareness of neurostimulation as an effective or potential therapy for many applications expands. We face potential competition from competing neurostimulation technologies, off-label use of current technologies, and currently available, and non-invasive, stroke therapies that are medically accepted for treating large populations of stroke survivors and for which reimbursement levels are or may be established. Many of our competitors in the field of neurostimulation devices have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly if they pursue competing solutions through collaborative arrangements with large and established companies.

Our competitors may:

•	develop and patent processes or products earlier than us;

•	obtain regulatory approvals for competing products more rapidly than we are able to do so; and

•	develop more effective, safer, less invasive or less expensive products or technologies.

We believe that stroke patients suffering from motor function disabilities have few if any effective treatment alternatives to address long-term motor function disabilities. However, the field of human therapeutics is characterized by large public and private investment in existing and new technologies, constant evolution and occasional breakthrough products that revolutionize treatment of a particular disease or disorder. It is possible that, even if we successfully commercialize a product, subsequent pharmaceutical or medical device breakthroughs would render our product non-competitive or obsolete.

Some of the potential applications of our cortical stimulation therapy system will likely require sustained delivery of electrical stimulation, which involves additional risks.

Some of the applications for our cortical stimulation therapy system that we are studying, such as tinnitus, will likely require a long-term implant and sustained delivery of electrical stimulation to the cortex. Long-term implants and sustained delivery of stimulation may involve additional challenges and risks, including the following:

•	the battery in our current IPG is not rechargeable, and replacing the IPG in patients may be necessary to support sustained electrical stimulation;

•	the therapeutic effect on the patient may not be sustained;

•	the clinical trials necessary to support FDA approval of a long-term implantable device that delivers sustained electrical stimulation will likely take longer, and may require longer term follow-up data for such trials; and

•	the FDA may require additional data.

Some of the potential applications of our cortical stimulation therapy system may involve implanting an electrode grid below the dura, the outermost membrane covering the brain, which involves additional risks.

To achieve the maximum benefit from our cortical stimulation therapy system, we believe that, for some applications, the electrode grid through which cortical stimulation is provided may be implanted below the dura. In all of our completed and ongoing clinical trials, the electrode grid is or has been implanted on the dura. Implanting the electrode grid below the dura may involve additional risks, including the risk that any infections that might occur could be more serious than if the electrode grid were implanted on the dura, and a risk of a subdural hemorrhage. These additional risks may adversely affect the safety profile of our products in these potential applications, which could make regulatory approval and market acceptance less likely.

We may be unable to attract and retain management and other personnel we need to succeed.

Our success depends on the services of our senior management and other key research and development and clinical trial employees. The loss of the services of one or more of these employees could have a material adverse effect on our business. We consider retaining Alan J. Levy, Ph.D., our president and chief executive officer, to be key to our efforts to complete our EVEREST trial, secure marketing approval for our Northstar Stroke Recovery System, and commercialize our Northstar Stroke Recovery System. Each of our officers may terminate his or her employment without notice and without cause or good reason. Other than for Alan J. Levy, Ph.D., we do not carry key person life insurance on our officers. Our future success will depend in large part on our ability to attract, retain and motivate highly skilled employees. We cannot be certain that we will be able to do so.

If we do not achieve our projected business goals in the time frames we announce and expect, our stock price may decline.

From time to time, we estimate and publicly announce the anticipated timing of the accomplishment of various clinical, regulatory and other product development goals. These statements, which are forward-looking statements, include our estimates regarding enrolling patients in our clinical trials, when we will complete our EVEREST trial or our other clinical trials, when we will submit our first premarket approval application, or PMA, to the FDA to seek regulatory clearance to market our Northstar Stroke Recovery System, and when we will obtain FDA approval for or begin to receive revenue from any of our products. These estimates are and must necessarily be based on a variety of assumptions. The timing of the actual achievement of these milestones may vary dramatically compared to our estimates, in some cases for reasons beyond our control. Our failure to meet any publicly announced goals may be perceived negatively by the public markets, and, as a result, our stock price may decline.

We face the risk of product liability claims and may not be able to obtain adequate insurance.

Our business exposes us to a risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices. We may be subject to product liability claims if our Northstar Stroke Recovery System, or any other products we sell, causes, or appears to have caused, an injury. Claims may be made by consumers, healthcare providers, third party strategic collaborators or others selling our products. We have $10.0 million of product liability insurance, which covers the use of our products in our clinical trials, which amount we believe is appropriate. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverages may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost and on acceptable terms for an adequate coverage amount or otherwise to protect against potential product liability claims, we could be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers or result in reduced acceptance of our Northstar Stroke Recovery System in the market.

We may be subject to product liability claims even if it appears that the claimed injury is due to the actions of others. For example, we rely on the expertise of surgeons, other physicians, therapists and other associated medical personnel to perform the medical procedure to implant and remove our Northstar Stroke Recovery System and to perform the related rehabilitative therapy. If these medical personnel are not properly trained or are negligent, the therapeutic effect of our Northstar Stroke Recovery System may be diminished or the patient may suffer critical injury, which may subject us to liability. In addition, an injury that is caused by the negligence of one of our suppliers in supplying us with a defective component that injures a patient could be the basis for a claim against us.

We may be unable to manage our company’s growth effectively.

Our business strategy entails significant future growth. For example, we will have to expand existing operations in order to conduct additional clinical trials, increase our contract manufacturing capabilities, hire and train new personnel to handle the marketing and sales of our products, assist patients in obtaining reimbursement for the use of our products and create and develop new applications for our technology. Such growth may place significant strain on our management and financial and operational resources. Successful growth is also dependent upon our ability to implement appropriate financial and management controls, systems and procedures. Our ability to effectively manage growth depends on our success in attracting and retaining highly qualified personnel, for which the competition may be intense. If we fail to manage these challenges effectively, our business could be harmed.

Risks Related to Intellectual Property

If we are unable to obtain or maintain intellectual property rights relating to our technology and cortical stimulation therapy system, the commercial value of our technology and any future products will be adversely affected and our competitive position will be harmed.

Our success depends in part on our ability to obtain protection in the U.S. and other countries for our cortical stimulation therapy system and processes by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us any competitive advantage. Even if issued, existing or future patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in patent laws or their interpretation in the U.S. and other countries could also diminish the value of our intellectual property or narrow the scope of our patent protection. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In order to preserve and enforce our patent and other intellectual property rights, we may need to make claims or file lawsuits against third parties. This can entail significant costs to us and divert our management’s attention from developing and commercializing our products.

If we infringe or are alleged to infringe the intellectual property rights of third parties, our business could be adversely affected.

Our cortical stimulation therapy may infringe or be claimed to infringe patents that we do not own or license, including patents that may issue in the future based on patent applications of which we are currently aware, as well as applications of which we are unaware. For example, we are aware of other companies that are investigating neurostimulation, including cortical stimulation, and of patents and published patent applications held by these companies in those fields. While the applicability of such patents and patent applications to our products and technologies under development and validity of these patents and patent applications are uncertain, third parties who own or control these patents and patent applications in the U.S. and abroad could bring claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages and would divert management’s attention. Further, if a patent infringement suit were brought against us, we could be forced to stop our ongoing or planned clinical trials, or delay or abandon commercialization of the product that is the subject of the suit.

As a result of patent infringement claims, or to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay license fees or royalties, or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could harm our business significantly.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, processes and know-how. We generally seek to protect this information by confidentiality agreements with our employees, consultants, scientific advisors and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Risks Related to Our Common Stock

Our principal shareholders and management own a significant percentage of our stock and will be able to exercise significant influence over our affairs.

Our executive officers, current directors and holders of five percent or more of our common stock own a significant portion of our common stock. These shareholders significantly influence the composition of our board of directors, retain the voting power to approve some matters requiring shareholder approval and continue to have significant influence over our operations. The interests of these shareholders may be different than the interests of other shareholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

If our stock price is volatile, purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general and the market for small healthcare companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the initial public offering price. The price for our common stock may be influenced by many factors, including:

•	results of our clinical trials;

•	delays in enrolling or conducting our ongoing clinical trials, or other developments concerning ongoing clinical trials;

•	delays in obtaining regulatory approvals for clinical trials or commercial marketing efforts;

•	failure of any of our product candidates, if approved for commercial sale, to achieve commercial success;

•	regulatory developments in the U.S. and foreign countries;

•	regulatory issues related to our quality systems;

•	developments or disputes concerning patents or other proprietary rights;

•	ability to manufacture our products;

•	public concern over our products;

•	introduction of competing products;

•	litigation or other disputes with third parties;

•	departure of key personnel;

•	future sales of our common stock;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

A decline in the market price of our common stock could cause investors to lose some or all of their investment and may adversely impact our ability to attract and retain employees and raise capital. In addition, shareholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management.

If there are substantial sales of common stock, our stock price could decline.

If our existing shareholders sell a large number of shares of common stock or the public market perceives that existing shareholders might sell shares of common stock, the market price of our common stock could decline significantly. These shareholders may sell their shares of our common stock starting at various times following the IPO.

In addition, existing shareholders holding an aggregate of approximately 15.1 million shares of common stock, including shares underlying outstanding warrants, on an as converted basis, have rights with respect to the registration of these shares of common stock with the SEC. If we register their shares of common stock following the expiration of lock-up agreements between such holders and the underwriters in our IPO, they will be permitted to sell those shares in the public market.

Anti-takeover defenses that we have in place could prevent or frustrate attempts to change our direction or management.

Provisions of our articles of incorporation and bylaws and applicable provisions of Washington law may make it more difficult or impossible for a third party to acquire control of us without the approval of our board of directors. These provisions:

•	limit who may call a special meeting of shareholders;

•	provide for a classified board of directors;

•	provide that our board of directors may only be removed for cause by the affirmative vote of our shareholders;

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on at shareholder meetings;

•	prohibit cumulative voting in the election of our directors; and

•	provide our board of directors the ability to designate the terms of and issue a new series of preferred stock without shareholder approval.

In addition, the Washington Business Corporation Act generally prohibits us from engaging in any business combination with certain persons who acquire 10% or more of our voting securities without the prior approval of our board of directors for a period of five years following the date such person acquires the shares. We cannot “opt out” of this statute. These provisions may have the effect of entrenching our management team and may deprive investors of the opportunity to sell their shares to potential acquirors at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

We do not intend to pay cash dividends.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or debt financing may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be our shareholders sole source of potential gain for the foreseeable future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-132135), which was declared effective by the Securities and Exchange Commission on May 4, 2006, and a Registration Statement on Form S-1 filed pursuant to Rule 462 (File No. 333-133827) on May 4, 2006. On May 10, 2006, we sold 8,165,000 shares of our common stock in connection with the closing of our initial public offering, including the underwriters’ over-allotment option. The offering commenced on May 5, 2006 and was completed after all of the shares of common stock that were registered were sold. The managing underwriters in the offering were Citigroup Global Markets Inc., Cowen & Co., LLC, First Albany Capital Inc. and Leerink Swann & Co. The aggregate offering price of the 8,165,000 shares registered and sold was $122.5 million. Of this amount, $8.6 million was paid in underwriting discounts and commissions, and an additional $1.9 million of expenses was incurred. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates.

As of May 26, 2006, we had invested the net proceeds of approximately $112.0 million from the offering in liquid money market accounts. We expect to use the net proceeds from the offering as follows:

•	for direct costs to complete our ongoing EVEREST clinical trial;

•	to continue the development of our cortical stimulation therapy system for applications other than stroke motor recovery, including other clinical trials and research programs;

•	to build sales and marketing capabilities to support the commercial launch of our Northstar Stroke Recovery System; and

•	working capital and other general corporate purposes.

The amounts we actually expend in these areas may vary significantly from our expectations and will depend on a number of factors, including actual results of our clinical trials, operating costs, capital expenditures and any expenses related to defending claims of intellectual property infringement. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.

Item 4.	Submission of Matters to a Vote of Security Holders.

In March 2006 we submitted certain matters to our shareholders for their approval in connection with our initial public offering. On March 13, 2006, our shareholders approved each of these matters, as set forth below. We did not receive written consents from each shareholder. On March 13, 2006, there were 25,620,006 shares of common stock outstanding (on an as-converted basis and without giving effect to the 2-for-3 reverse split of or common stock effected on April 13, 2006). The results of the voting (on an as-converted basis and without giving effect to the 2-for-3 reverse split of our common stock effected on April 13, 2006) from the shareholders that returned written consents to us is as follows:

1. Approval of Amended and Restated Articles of Incorporation, to be effective upon the effectiveness of the IPO, to adopt certain IPO-related amendments, including an increase in the number of authorized shares to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock;

For: 19,195,325

Against: 0

2. Approval to increase the number of shares of common stock authorized for issuance under our 1999 Plan by 500,000 shares, to a total of 4,231,250 shares;

For: 19,195,325

Against: 0

3. Approval of the Incentive Plan, upon completion of the IPO, which provides for various forms of awards to Company employees and others, including the potential for awards in the form of stock options, stock appreciation rights, restricted stock purchase rights, deferred compensation awards, cash-based and other share-based awards, and non-employee director awards. The Incentive Plan provides for up to 3,000,000 shares of common stock to be issued under the plan, with an annual evergreen provision that provides for an automatic annual increase on January 1 of each year in the aggregate number of shares available equal to the lesser of (a) 2% of the issued and outstanding shares of common stock, (b) 1,000,000 shares or (c) an amount determined by the Company’s board of directors;

For: 19,195,325

Against: 0

4. Approval of director and officer indemnification agreements;

For: 19,195,325

Against: 0

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHSTAR NEUROSCIENCE, INC.

Dated: June 6, 2006	/s/ Raymond N. Calvert
Raymond N. Calvert Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002