Form 10-Q
period 2006-06-30
Northstar Neuroscience, Inc.
filed 2006-08-11
CIK 1351509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The registrant had 25,557,621 shares of Common Stock, $0.001 par value per share, outstanding as of July 26, 2006.

NORTHSTAR NEUROSCIENCE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	3

	Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	3

	Statements of Operations (unaudited) for the three- and six-month periods ended June 30, 2006 and 2005 and period from inception (May 18, 1999) to June 30, 2006	4

	Statements of Cash Flows (unaudited) for the six-month periods ended June 30, 2006 and 2005 and period from inception (May 18, 1999) to June 30, 2006	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 6.	Exhibits	31

Signatures		32

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$110,787,025	$10,765,386
Securities available-for-sale	3,251,078	9,422,016
Other current assets	1,245,058	326,932

Total current assets	115,283,161	20,514,334
Property and equipment, net	853,136	934,997
Other assets and deferred costs	92,869	295,445

Total assets	$116,229,166	$21,744,776

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$570,104	$340,757
Accrued liabilities	2,052,667	1,199,692
Deferred rent and sublease loss accrual, current portion	325,125	332,625
Long-term debt, current portion	—	1,230,493
Warrants to purchase Series E redeemable convertible preferred stock	—	1,090,000

Total current liabilities	2,947,896	4,193,567
Deferred rent and sublease loss accrual, less current portion	681,426	843,988
Long-term debt, less current portion	—	4,581,175
Redeemable convertible preferred stock:
Issued and outstanding— no shares and 22,413,765 shares at June 30, 2006 and December 31, 2005, respectively	—	99,859,534
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, $0.001 par value; authorized shares—5,000,000	—	—
Common stock, $0.001 par value; authorized shares—100,000,000	—	—
Issued and outstanding shares—25,557,621 and 2,091,086 at June 30, 2006 and December 31, 2005, respectively	25,558	2,091
Additional paid-in capital	196,640,386	(17,736,746)
Deferred share-based compensation	(383,446)	(653,286)
Deficit accumulated during the development stage	(83,719,154)	(69,322,095)
Accumulated other comprehensive income (loss)	36,500	(23,452)

Total shareholders’ equity (deficit)	112,599,844	(87,733,488)

Total liabilities, redeemable convertible preferred stock and shareholders’ equity (deficit)	$116,229,166	$21,744,776

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three-month Period Ended June 30,		Six-month Period Ended June 30,		Period from Inception (May 18, 1999) to June 30, 2006
	2006	2005	2006	2005
Revenue	$—	$—	$—	$—	$463,483
Cost of goods sold	—	—	—	—	956,399

Gross margin	—	—	—	—	(492,916)
Operating expenses:
Research and development	4,986,623	3,060,833	7,778,314	5,970,573	54,842,389
Selling, general and administrative	1,613,104	795,992	3,034,775	1,614,203	28,660,286
Intellectual property settlement	2,500,000	—	2,500,000	—	2,500,000
Severance	—	—	—	—	649,929
Loss on subleases	—	—	—	794,305	1,638,454

Total operating expenses	9,099,727	3,856,825	13,313,089	8,379,081	88,291,058

Operating loss	(9,099,727)	(3,856,825)	(13,313,089)	(8,379,081)	(88,783,974)
Interest income, net	549,116	141,523	356,123	302,401	3,232,551
Loss on debt repayment	(1,150,093)	—	(1,150,093)	—	(1,150,093)
Other expense	(360,000)	—	(290,000)	—	(290,000)
Amortization of gain on sale of PNT assets	—	272,772	—	681,932	3,272,362

Net loss	(10,060,704)	(3,442,530)	(14,397,059)	(7,394,748)	(83,719,154)
Preferred stock accretion	(563,723)	(1,413,107)	(2,061,617)	(2,826,213)	(21,406,160)

Net loss applicable to common shareholders	$(10,624,427)	$(4,855,637)	$(16,458,676)	$(10,220,961)	$(105,125,314)

Basic and diluted net loss per share applicable to common shareholders	$(0.65)	$(2.58)	$(1.79)	$(5.48)

Shares used in computation of basic and diluted net loss per share applicable to common shareholders	16,318,027	1,884,942	9,197,881	1,866,028

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six-month Period Ended June 30,		Period from Inception (May 18, 1999) to June 30, 2006
	2006	2005
Operating activities
Net loss	$(14,397,059)	$(7,394,748)	$(83,719,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128,948	137,969	1,687,997
Employee share-based compensation	1,175,945	303,476	1,997,554
Non-employee share-based compensation	81,417	17,227	477,850
Amortization of securities premium/discount	54,921	276,371	1,435,844
Non-cash loss on debt repayment	870,093	—	870,093
Accretion of debt original issuance discount	318,239	—	318,239
Revaluation of warrants to fair value	290,000	—	290,000
Amortization of gain on sale of PNT assets	—	(681,932)	(3,272,362)
Sale of PNT operating assets	—	—	(824,320)
Lease incentive	—	—	901,650
Other non-cash items	38,197	—	76,251
Changes in operating assets and liabilities:
Other assets	(715,550)	102,371	(1,337,927)
Accounts payable and accrued liabilities	1,082,322	(313,713)	2,622,771
Deferred rent and sublease loss accrual	(170,062)	449,413	104,901

Net cash used in operating activities	(11,242,589)	(7,103,566)	(78,370,613)
Investing activities
Purchases of property and equipment	(47,087)	(78,124)	(3,181,580)
Proceeds from sale of PNT assets	—	—	4,750,000
Purchases of securities available-for-sale	(4,457,228)	(9,025,197)	(111,097,318)
Maturities of securities available-for-sale	10,595,000	15,547,059	106,408,699

Net cash provided by (used in) investing activities	6,090,685	6,443,738	(3,120,199)
Financing activities
Proceeds from initial public offering, net of offering costs	111,978,841	—	111,978,841
Proceeds from sale of redeemable convertible preferred stock, net of offering costs	—	—	79,789,549
Proceeds from exercise of stock options	194,702	41,849	643,549
Proceeds from issuance of debt, net of offering costs	—	—	5,811,668
Issuance of warrants	—	—	1,090,000
Principle payments on debt and capital lease obligations	(7,000,000)	—	(7,035,770)

Net cash provided by financing activities	105,173,543	41,849	192,277,837

Net increase (decrease) in cash and cash equivalents	100,021,639	(617,979)	110,787,025
Cash and cash equivalents at beginning of period	10,765,386	5,792,604	—

Cash and cash equivalents at end of period	$110,787,025	$5,174,625	$110,787,025

Supplemental schedule of non-cash activities
Preferred stock accretion	$2,061,617	$2,826,213	$21,406,160
Assets acquired under capital leases	$—	$—	$35,770

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

The accompanying unaudited balance sheet, statements of operations and cash flows as of and for the periods ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results of operations have been included. Operating results for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other period. These financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-132135). The accompanying balance sheet as of December 31, 2005 has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the expenses reported during the reporting period. Actual results could differ materially from those estimates.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and events other than those resulting from investments by and distributions to owners. Comprehensive loss is comprised of net loss applicable to common shareholders and unrealized gains (losses) on securities available-for-sale. The Company’s comprehensive loss is as follows:

	Three-month Period Ended June 30,		Six-month Period Ended June 30,		Period from Inception (May 18, 1999) to June 30,
	2006	2005	2006	2005	2006
Net loss applicable to common shareholders	$(10,624,427)	$(4,855,637)	$(16,458,676)	$(10,220,961)	$(105,125,314)
Unrealized gain on securities available-for-sale	45,187	41,187	59,952	30,590	36,500

Comprehensive loss	$(10,579,240)	$(4,814,450)	$(16,398,724)	$(10,190,371)	$(105,088,814)

Reclassifications

Certain prior period amounts on the statement of cash flows have been reclassified to conform to current period presentation. These reclassifications did not impact net increase (decrease) in cash and cash equivalents or cash flows from operating, financing, or investing activities.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-based Payment (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for Share-based Compensation (SFAS 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and SFAS No. 148, Accounting for Share-based Compensation — Transition and Disclosure (SFAS 148). SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at fair value. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement methodology for accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. As a result, beginning January 1, 2006, the Company adopted SFAS 123(R) and began reflecting share-based compensation expense determined under a fair value based method in the income statement rather than as pro forma disclosure in the notes to the financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, Accounting for Income Taxes. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The provisions are effective for the Company as of January 1, 2007. The Company is currently evaluating the impact this statement will have on its financial statements.

2.	Share-based Compensation

As of June 30, 2006, the Company has one active share-based compensation plan, the 2006 Performance Incentive Plan (2006 Plan). Prior to the 2006 Plan becoming effective, the Company granted options under its 1999 Stock Option Plan (1999 Plan). Upon the 2006 Plan becoming effective on May 4, 2006, the 1999 Plan terminated. Shares subject to outstanding options under the 1999 Plan as of the date of its termination will continue to be outstanding and subject to the terms of the 1999 Plan, and, to the extent such options expire or terminate without being exercised in full, they will be rolled into the 2006 Plan. For options granted through December 31, 2005, the Company has elected to follow APB 25, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, to account for employee stock options, rather than the alternative fair value accounting that was permitted under SFAS 123. Under APB 25, compensation expense related to employee stock option grants is recognized using the intrinsic value method. Accordingly, for those grants made through December 31, 2005, the Company recognized compensation expense for stock options granted to employees with an exercise price below the estimated fair value of the Company’s common stock on the date of grant. Through December 31, 2005, the fair value of the Company’s options was estimated for disclosure purposes at the grant date using the minimum value option-pricing model.

Through December 31, 2005, the fair value of the Company’s common stock was determined by the Company’s board of directors in consultation with management. During the year ended December 31, 2005, the Company granted stock options with exercise prices ranging from $1.20 to $2.25. In consideration of the guidance set forth in the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and a valuation of the Company’s common stock by an independent third party, the Company subsequently determined that the fair value of its common stock during 2005 ranged from $1.20 to $8.69. In accordance with APB 25, deferred share-based compensation of $1.2 million was recorded during the year ended December 31, 2005, of which $801,656 has been expensed through June 30, 2006. Deferred share-based compensation is amortized to expense using graded vesting over the related vesting terms of the options.

As of June 30, 2006, the expected future amortization expense for deferred share-based compensation is as follows:

Years ended December 31:
2006 (remainder)	$144,488
2007	160,290
2008	68,689
2009	9,979

$383,446

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

The provisions of SFAS 123(R) retain the previous accounting practices of share-based payments made to non-employees pursuant to Emerging Issues Task Force (EITF) Issue 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires measuring the stock options at fair value and remeasuring such stock options to the current fair value until the performance date has been reached.

The Company recorded total share-based compensation expense as follows:

	Research and Development	Selling, General and Administrative	Total
Three-month period ended June 30, 2006
Employee stock options granted prior to January 1, 2006	$100,143	$20,009	$120,152
Employee stock options granted on or subsequent to January 1, 2006	519,508	359,370	878,878
Non-employee stock option awards	40,404	—	40,404

	$660,055	$379,379	$1,039,434

Three-month period ended June 30, 2005
Employee stock options	$168,193	$110,985	$279,178
Non-employee stock option awards	7,803	3,519	11,322

	$175,996	$114,504	$290,500

Six-month period ended June 30, 2006
Employee stock options granted prior to January 1, 2006	$224,883	$44,957	$269,840
Employee stock options granted on or subsequent to January 1, 2006	531,152	374,953	906,105
Non-employee stock option awards	81,417	—	81,417

	$837,452	$419,910	$1,257,362

Six-month period ended June 30, 2005
Employee stock options	$182,689	$120,787	$303,476
Non-employee stock option awards	12,213	5,014	17,227

	$194,902	$125,801	$320,703

Share-based compensation expense for the three- and six-month periods ended June 30, 2006 includes $878,878 and $906,105, respectively, recognized pursuant to SFAS 123(R), which represent a $0.05 and $0.10 impact, respectively, on net loss per share applicable to common shareholders. Unrecognized share-based compensation expense pursuant to SFAS 123(R) as of June 30, 2006 totals $1.9 million and will be recognized over the remaining vesting periods of the related grants, which range from three to four years.

The fair value of share-based payments made to employees, including non-employee directors, and non-employees was estimated on the measurement date using the Black-Scholes option-pricing model using the following assumptions:

	Three-month Period Ended June 30, 2006		Six-month Period Ended June 30, 2006
	Employees	Non-Employees	Employees	Non-Employees
Risk-free interest rate	5.0-5.1%	5.1-5.2%	4.6-5.1%	4.8-5.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life/remaining contractual life (in years)	5.0-6.1	6.3-9.4	5.0-6.1	6.3-9.6
Expected forfeiture rate	8.3%-11.8%	0.0%	8.3%-11.8%	0.0%
Volatility	45.0%-50.0%	50.0%	46.0%-50.0%	43.0%-50.0%

Following is a summary of the Company’s stock option activity and related information:

	Six-month Period Ended June 30, 2006
	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	1,595,910	$1.01
Granted at fair value	470,326	13.19
Exercised	(272,424)	0.71
Cancelled	(13,131)	1.30

Outstanding at end of period	1,780,681	$4.26

Outstanding options vested and exercisable, but not subject to repurchase at end of period	1,051,906	$2.50

Weighted-average fair value of options granted during the period	$6.76

Based upon the closing price of the Company’s common stock on June 30, 2006 of $10.38 per share, the intrinsic value of options outstanding was $10.9 million and $8.3 million for outstanding options vested and exercisable, but not subject to repurchase. Options exercised during the six-month period ended June 30, 2006 had an intrinsic value of $3.2 million based on the fair value of the common stock in effect at the time of exercise, as determined by the board of directors at its meeting preceding the exercise date for exercises completed before the Company’s initial public offering, or at the closing price on the date of exercise for those exercised after the initial public offering.

Exercise prices for options outstanding at June 30, 2006 are as follows:

Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Outstanding Options Vested and Exercisable, but Not Subject to Repurchase	Weighted-Average Remaining Contractual Life (in years)
$0.15- 0.90	566,772	6.47	459,919	6.21
1.20- 2.25	743,583	7.67	462,670	7.13
9.69-16.45	470,326	9.80	129,317	9.91

	1,780,681	7.85	1,051,906	7.07

3.	Debt and Warrants

On December 30, 2005, the Company entered into a loan and security agreement (Agreement), pursuant to which the Company could borrow up to $10.0 million through June 30, 2006. On June 29, 2006, the Company repaid all amounts borrowed under the Agreement along with accrued and unpaid interest and a 4% prepayment fee. At the time of repayment, the carrying value of the debt was $6.1 million, reflecting amounts borrowed less $870,000 of unamortized original issue discounts. The $7.3 million paid, comprised of the $7.0 million of outstanding principal and a $280,000 prepayment fee, was recorded as a $6.1 million reduction in the carrying value of the debt, and a $1.2 million loss on debt repayment. All commitments to lend under the Agreement expired on June 30, 2006.

In connection with the Agreement, the Company issued warrants to purchase shares of the Company’s Series E redeemable convertible preferred stock, which, as of May 4, 2006, converted into warrants to purchase 118,798 shares of common stock at $7.155 per share. Pursuant to the terms of the warrants, the warrant holders, at their sole discretion, may net exercise the warrants based upon the fair value of the common stock at the date of exercise.

Prior to the conversion of the Series E redeemable convertible preferred stock warrants into common stock warrants upon the effectiveness of the initial public offering, the preferred stock warrants were classified as liabilities on the balance sheet pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and related FASB Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable. The warrants were subject to re-measurement at each balance sheet date and changes in fair value have been recognized as a component of other expense.

Management determined that the fair value of the warrants was $1,090,000 at issuance and at December 31, 2005. Management determined the fair value of the warrants at May 4, 2006, the date of conversion into common stock warrants, was $1,380,000 using the Black-Scholes option pricing model with the following assumptions, on an as converted basis: risk-free interest rate of 5.2%; contract term of 9.7 years; volatility of 45.0%; and a common stock value of $15.00 per share. The $290,000 change in value is reflected on the statement of operations as other expense.

4.	Loss Per Common Share

Basic net loss per share applicable to common shareholders is calculated by dividing the net loss applicable to common shareholders by the weighted-average number of unrestricted common shares outstanding for the period, without consideration of common stock equivalents. Diluted net loss per share applicable to common shareholders is computed by dividing the net loss applicable to common shareholders by the weighted-average number of unrestricted common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method and the as if converted method. For purposes of this calculation, common stock subject to repurchase by the Company, redeemable convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table presents the computation of basic and diluted net loss per share applicable to common shareholders:

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2006	2005	2006	2005
Numerator:
Net loss applicable to common shareholders	$(10,624,427)	$(4,855,637)	$(16,458,676)	$(10,220,961)

Denominator:
Weighted-average shares outstanding	16,357,704	1,930,847	9,239,408	1,911,216
Weighted-average common shares subject to repurchase	(39,677)	(45,905)	(41,527)	(45,188)

Shares used in computation of basic and diluted net loss applicable to common shareholders	16,318,027	1,884,942	9,197,881	1,866,028

Basic and diluted net loss per share applicable to common shareholders	$(0.65)	$(2.58)	$(1.79)	$(5.48)

Antidilutive securities at June 30, 2006 excluded from diluted net loss applicable to common shareholders, on an as converted basis:
Preferred stock	—	14,942,499	—	14,942,499
Warrants and options outstanding	1,879,114	1,644,453	1,884,973	1,673,453

Non-GAAP Pro Forma Net Loss per Share Applicable to Common Shareholders

The additional non-GAAP disclosure below shows what basic net loss per share would have been if the conversion of the Company’s redeemable convertible preferred stock that occurred on May 4, 2006 had occurred at the beginning of the respective periods being reported rather than in May 2006. Management believes that this non-GAAP pro forma information provides meaningful supplemental information that helps investors compare current results to those of prior periods. The calculation of non-GAAP pro forma basic and diluted net loss per share applicable to common shareholders assumes the conversion of all shares of redeemable convertible preferred stock into shares of common stock using the as-if-converted method, as if such conversion had occurred as of January 1, 2005. The Company’s non-GAAP pro forma net loss per share applicable to common shareholders is as follows:

	For the Three-month Period Ended June 30,		For the Six-month Period Ended June 30,
	2006	2005	2006	2005
Numerator:
Net loss applicable to common shareholders, as reported	$(10,624,427)	$(4,855,637)	$(16,458,676)	$(10,220,961)
Reversal of accretion to redemption value of redeemable convertible preferred stock	563,723	1,413,107	2,061,617	2,826,213

Non-GAAP pro forma net loss applicable to common shareholders	$(10,060,704)	$(3,442,530)	$(14,397,059)	$(7,394,748)

Denominator:
Shares used to compute basic and diluted net loss per share applicable to common shareholders	16,318,027	1,884,942	9,197,881	1,866,028
Pro forma adjustments to reflect assumed weighted-average effect of conversion of preferred stock on January 1, 2005	5,478,916	14,942,499	10,210,708	14,942,499

Non-GAAP pro forma shares used in basic and diluted pro forma net loss per share	21,796,943	16,827,441	19,408,589	16,808,527

Non-GAAP pro forma basic and diluted net loss per share applicable to common shareholders	$(0.46)	$(0.20)	$(0.74)	$(0.44)

5.	Shareholders’ Equity

Initial Public Offering

On May 10, 2006, the Company closed its initial public offering, selling 8,165,000 shares of its common stock, including the underwriters’ over-allotment, at $15.00 per share, for gross consideration of approximately $122.5 million. After deduction of underwriting discounts, commissions, and other offering expenses, the Company received proceeds of approximately $112.0 million.

Upon completion of the initial public offering, all shares of the Company’s then-outstanding redeemable convertible preferred stock converted into 14,942,499 shares of common stock and the outstanding warrants to purchase redeemable convertible preferred stock converted into warrants to purchase 118,798 shares of common stock with an exercise price of $7.155 per share.

Reverse Stock Split

On April 13, 2006, the Company filed Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation effecting a two-for-three reverse stock split of the Company’s authorized and outstanding shares of common stock. The number of shares of preferred stock outstanding was not affected; however, the number of shares of common stock into which such preferred stock converted was reduced on a two-for-three reverse stock split basis. All authorized and issued and outstanding common stock and related per share amounts and preferred stock conversion disclosures contained in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect this reverse stock split.

Exercise of Warrants to Purchase Shares of Common Stock

During the three-month period ended June 30, 2006 holders of warrants to purchase 134,185 shares of the Company’s common stock at prices ranging from $1.20 to $7.155 per share elected to net-exercise their warrants in exchange for 86,605 shares of common stock. The determination of the net shares to issue to the warrant holders was based on the fair value of the Company’s common stock on the dates of exercise. The fair value on the dates of exercise ranged from $15.00 to $16.45. No cash was received or paid in conjunction with these transactions.

6.	Intellectual Property Settlement

On May 4, 2006 the Company paid $2.5 million to a third party to settle a potential ownership dispute related to one of its issued U.S. patents and six of its U.S. patent applications. The settlement was expensed on the date incurred.

7.	Employee Incentive Plans

Stock Option Plans

In February 2006, the Company’s board of directors approved, contingent upon signing of the underwriting agreement in connection with the initial public offering, the adoption of the 2006 Plan and the termination of the 1999 Plan. The 2006 Plan became effective and the 1999 Plan terminated in connection with the effectiveness of the initial public offering on May 4, 2006. Shares subject to outstanding options under the 1999 Plan as of the date of its termination will continue to be outstanding and subject to the terms of the 1999 Plan, and to the extent such options expire or otherwise terminate, without being exercised in full, they will be rolled into the 2006 Plan. The 2006 Plan provides for various forms of awards to Company employees and consultants, including the potential for awards in the form of stock options, stock appreciation rights, restricted stock purchase rights, deferred compensation awards, cash-based and other share-based awards, and non-employee director awards. The 2006 Plan provides for up to 3,000,000 shares of common stock to be issued (subject to increase for rollovers from the 1999 Plan), with an annual evergreen provision that provides for an automatic annual increase on January 1 of each year in the aggregate number of shares available equal to the lesser of (a) 2% of the issued and outstanding shares of common stock, (b) 1,000,000 shares or (c) an amount determined by the board of directors.

Executive Management Bonus Program

In February 2006, the board of directors approved, contingent upon the 2006 Plan becoming effective, the Executive Management Bonus Program (Bonus Program). The Bonus Program provides for stock option grants to certain members of the Company’s management team and other eligible employees of up to 0.425% of the Company’s average quarterly outstanding Common Stock, options and warrants on the last day of each calendar quarter during each Bonus Program year.

The number of options to be granted under the Bonus Program is based upon a combination of the achievement of Company and individual goals during the Bonus Program year as measured by the compensation committee of the board of directors.

Employment Agreements

In February 2006, the board of directors approved employment agreements that the Company entered into with certain of its executive officers upon the effectiveness of the initial public offering. These employment agreements provide for severance payments, as well as partial acceleration of vesting of outstanding stock options and other outstanding stock awards upon certain employment terminations in the absence of a change in control of the Company (as defined in each employment agreement), and full acceleration of vesting of outstanding stock options and other outstanding stock awards upon certain employment terminations following a change in control of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described in greater detail in Item 1A of Part II, “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

The initial application of our cortical stimulation therapy system is our Northstar Stroke Recovery System, which is designed to enhance the recovery of hand and arm motor function in patients who have suffered an ischemic stroke. Between November 2002 and October 2004, we conducted two feasibility trials, the ADAMS and BAKER trials, in which we investigated the safety and efficacy of our stroke motor recovery therapy. In July 2004, we received conditional approval from the FDA to initiate our pivotal trial, called EVEREST, to evaluate the safety and efficacy of our Northstar Stroke Recovery System, and in June 2005 we received full investigational device exemption, or IDE, approval for our EVEREST trial at clinical sites throughout the U.S. A pivotal trial is a clinical trial in which safety and efficacy data are collected in support of an FDA submission to obtain marketing approval, and an IDE is a regulatory submission that allows an investigational device to be used in a human clinical trial. Through June 30, 2006, we have enrolled and assigned to a treatment group a total of 70 patients and currently expect to reach the primary endpoint of the trial during the first quarter of 2008. If the EVEREST trial is successful, we intend to seek FDA approval in the first quarter of 2008 to market our Northstar Stroke Recovery System. Under this schedule, we anticipate receiving FDA approval to market our Northstar Stroke Recovery System in 2009; however, FDA approval is not assured.

Beyond stroke motor recovery, we are also evaluating our cortical stimulation therapy system for use in treating other neurological diseases and disorders. We recently completed enrolling patients in the CHESTNUT trial, which is our initial feasibility trial for stroke-related Broca’s aphasia, and we are currently enrolling patients in the SAHALE trial, which is our initial feasibility trial for tinnitus. In addition, we recently received FDA approval to conduct the PROSPECT trial, our initial feasibility trial using cortical stimulation for treatment-resistant depression. We are focusing our resources on successfully completing the EVEREST trial and conducting the feasibility trials outlined above. Therefore, we have deferred starting an additional trial for essential tremor. We will continue to explore other applications for our cortical stimulation platform and monitor relevant research activities on movement disorders and other neurological diseases and disorders.

We are a development stage company with a limited operating history and we currently have no products approved for sale. To date, we have not generated any significant revenue, and we have incurred net losses in each year since our inception. The only revenue we have generated has been from the commercial sale of PNT product. We expect our losses to continue and to increase as we expand our clinical trial activities and initiate commercialization activities. We have financed our operations primarily through public and private placements of equity securities.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates, including those related to share-based compensation and clinical trial accruals. We base our estimates on historical experience and on other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There has been no significant change in our critical accounting policies or estimates from those policies or estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on March 1, 2006, except for employee share-based compensation related to our adoption of a revision of SFAS No. 123, Accounting for Share-based Compensation, or SFAS 123(R).

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

Pursuant to SFAS 123(R), our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, and future forfeitures. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes over its term because of the greater possibility of significant increases in stock price. We have limited historical information on our stock price volatility as we completed our initial public offering on May 10, 2006. Therefore, in accordance with the implementation guidance in SFAS 123(R), we have calculated an expected volatility based on the average volatilities of similar companies that are transitioning from newly public to more mature companies with more stock price history. For purposes of identifying similar entities, we have considered factors such as industry, company age, stage of life cycle, and size. The expected term of options granted represents the period of time that options granted are expected to remain outstanding. The expected term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, longer option terms provide more opportunity to exploit market highs. Historical data, however, demonstrates that employees typically do not wait until the end of the contractual term of a nontransferable option to exercise. When establishing an estimate of the expected term of an award, we have elected to use the simplified method of determining expected term as permitted by SEC Staff Accounting Bulletin 107. We review our valuation assumptions at each grant date and from time to time we will likely change the valuation assumptions used to estimate the value of future share-based awards granted.

Results of Operations

Three-month Periods Ended June 30, 2006 and 2005

Research and Development Expenses

Research and development expenses were $5.0 million for the three-month period ended June 30, 2006, compared to $3.1 million for the three-month period ended June 30, 2005. The increase of $1.9 million, or 61.3%, was primarily the result of a $1.6 million increase in clinical trial expenses relating to the EVEREST pivotal trial for stroke motor recovery. The 2006 expense also reflects an increase in salary and benefits expenses of $684,000, including $484,000 relating to stock compensation expense primarily as a result of SFAS 123(R), offset by a net decrease in other expenses of $384,000, comprised primarily of decreased expenses associated with engineering and quality testing, tooling, and prototypes. Research and development expenses are expected to increase due to continuing enrollment in our EVEREST trial, continuing feasibility trials, commencement of additional clinical trials, ongoing development of our cortical stimulation therapy system for additional applications, and related personnel increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.6 million for the three-month period ended June 30, 2006, compared to $796,000 for the three-month period ended June 30, 2005. The increase of $804,000, or 101.0%, was the result of increases in salary and benefits expense of $464,000, including $264,000 relating to stock compensation primarily as a result of SFAS 123(R), higher professional service expenses for general corporate matters of $269,000, and net increases in other expenses of $71,000. General and administrative expenses are expected to increase during future periods as a result of increased compensation costs, as well as higher legal, accounting, insurance and other professional service costs relating to compliance with rules and regulations associated with being a public company.

Intellectual Property Settlement

During the three-month period ended June 30, 2006, an expense of $2.5 million was incurred to settle a potential ownership dispute and secure ownership rights related to one of our issued U.S. patents and six of our U.S. patent applications. The settlement was expensed on the date incurred. Similar expenses are not expected in the foreseeable future.

Interest Income, Net

Interest income, net, was $549,000 for the three-month period ended June 30, 2006, compared to $142,000 for the three-month period ended June 30, 2005. The net interest income increase of $407,000, or 286.6%, was due to an increase in interest income of $783,000 resulting from the return on proceeds received from our initial public offering. Increased interest income was offset by an increase in interest expense of $376,000, resulting from the $7.0 million of debt financing outstanding during the three-month period ended June 30, 2006 that was not outstanding during the same period in 2005. We expect that our interest income, net, will increase throughout 2006 due to the returns earned on the proceeds received from our initial public offering combined with the elimination of interest expense resulting from the repayment of our debt in June 2006.

Loss on Debt Repayment

During the three-month period ended June 30, 2006, all amounts outstanding under an existing debt agreement were repaid, along with a 4% prepayment fee. At the time of repayment, the carrying value of the debt was $6.1 million, reflecting $870,000 of unamortized original issue discounts. The $7.3 million paid, comprised of the $7.0 million of principal and a $280,000 prepayment fee, was recorded as a $6.1 million reduction in the carrying value of the debt and a $1.2 million loss on debt repayment.

Other Income

In connection with obtaining our debt financing, we issued warrants to the lenders to purchase shares of our Series E redeemable convertible preferred stock. We accounted for the warrants as a current liability pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and we remeasured the fair value of the warrants at each balance sheet date and recorded any changes in fair value as a component of other income. Pursuant to the aforementioned guidance, the warrants were revalued immediately before the conversion of the underlying shares of Series E redeemable convertible preferred stock into common stock upon the effectiveness of our initial public offering on May 4, 2006. The fair value of the warrants on May 4, 2006 was $1.4 million compared to $1.0 million at

March 31, 2006, resulting in the recognition of an expense on remeasurement of $360,000. The warrants converted to common stock warrants; accordingly future remeasurements will not be required.

Six-month Periods Ended June 30, 2006 and 2005

Research and Development Expenses

Research and development expenses were $7.8 million for the six-month period ended June 30, 2006, compared to $6.0 million for the six-month period ended June 30, 2005. The increase of $1.8 million, or 30.0%, was the result of a $2.0 million increase in clinical trial expenses relating to the EVEREST pivotal trial for stroke motor recovery and a $907,000 increase in salary and benefits expenses, including $643,000 relating to stock compensation expense primarily as a result of SFAS 123(R). These increases were offset by reduced development expenses of $1.1 million comprised primarily of decreased expenses associated with prototypes, test equipment and test and development services. Research and development expenses are expected to increase due to continuing enrollment in our EVEREST and other clinical trials, commencement of additional clinical trials, ongoing development of our cortical stimulation therapy system for additional applications, and related personnel increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.0 million for the six-month period ended June 30, 2006, compared to $1.6 million for the six-month period ended June 30, 2005. The increase of $1.4 million, or 87.5%, was the result of increases in salary and benefits expense of $599,000, including $294,000 relating to stock compensation primarily as a result of SFAS 123(R), greater professional service expenses for general corporate matters of $542,000, and net increases in other expenses of $259,000, comprised primarily of marketing activities. Selling costs are expected to increase as we build our sales and marketing infrastructure to support the market launch of our Northstar Stroke Recovery System and any future products we may develop. General and administrative costs are expected to increase during future periods as a result of increased compensation costs, as well as higher legal, accounting, insurance and other professional service costs, relating to operating as, and compliance with, rules and regulations associated with being a publicly traded company.

Interest Income, net

Interest income, net, was $356,000 for the six-month period ended June 30, 2006, compared to $302,000 for the six-month period ended June 30, 2005. The increase of $54,000, or 17.9%, was due to an increase in interest income of $810,000 resulting from the return on proceeds received from our initial public offering. Increased interest income was offset by an increase in interest expense of $756,000 resulting from the $7.0 million of debt financing outstanding during the six-month period ended June 30, 2006 that was not outstanding during the same period in 2005. We expect that our interest income, net, will increase throughout 2006 due to the returns earned on the proceeds received from our initial public offering combined with the elimination of interest expense resulting from the repayment of debt in June 2006.

Other Income

In connection with obtaining our debt financing, we issued warrants to the lenders to purchase shares of our Series E redeemable convertible preferred stock. We accounted for the warrants as a current liability pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and we remeasured the fair value of the warrants at each balance sheet date and recorded changes in fair value as a component of other income. Pursuant to the aforementioned guidance, the warrants were revalued immediately before the conversion of the underlying shares of Series E redeemable convertible preferred stock into common stock upon the effectiveness of our initial public offering on May 4, 2006. The fair value of the warrants on May 4, 2006 was $1.4 million compared to $1.1 million at December 31, 2005, resulting in the recognition of an expense on remeasurement of $290,000. The warrants converted to common stock warrants; accordingly future remeasurements will not be required.

Liquidity and Capital Resources

We have incurred losses since our inception in May 1999 and, as of June 30, 2006, we had a deficit accumulated during the development stage of $83.7 million. We have funded our operations to date from public and private placements of equity securities and stock option exercises, raising net proceeds of $192.4 million through June 30, 2006.

As of June 30, 2006, we had $114.0 million in cash, cash equivalents and securities available-for-sale.

Net Cash Used in Operating Activities

Net cash used in operating activities was $11.2 million and $7.1 million for the six-month periods ended June 30, 2006 and 2005, respectively. The net cash used in operating activities during 2006 reflects a net loss of $14.4 million adjusted for non-cash expenses including: share-based compensation of $1.3 million; loss on repayment of debt of $870,000; accretion of debt original issuance discounts of $318,000; warrant revaluation of $290,000; $222,000 of aggregate other non-cash expenses; and $197,000 of changes in operating assets and liabilities. The net cash used in operating activities during 2005 reflects a net loss of $7.4 million adjusted for a non-cash gain from the sale of PNT assets of $682,000, non-cash expenses totaling $735,000, and changes in operating assets and liabilities of $238,000.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $6.1 million and $6.4 million for the six-month periods ended June 30, 2006 and 2005, respectively. Net cash provided by investing activities during both periods primarily reflects the net proceeds from maturities and purchases of securities available-for-sale.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $105.2 million and $42,000 for the six-month periods ended June 30, 2006 and 2005, respectively. Net cash provided by financing activities during the six-month period ended June 30, 2006 reflects the net proceeds received from our initial public offering of $112.0 million offset by $7.0 million used to repay outstanding debt. Net cash provided by financing activities during the six-month period ended June 30, 2005 reflects the proceeds from the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any product based on our cortical stimulation technology nor have we achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, conduct and complete clinical trials, pursue additional applications for our technology platform, expand our research team and corporate infrastructure, and prepare for the potential commercial launch of our Northstar Stroke Recovery System.

We do not expect to generate significant product revenue until at least 2009. We do not anticipate generating any product revenue unless and until we successfully obtain FDA marketing approval for, and begin selling, our Northstar Stroke Recovery System. We believe that our cash, cash equivalents and securities available-for-sale balances and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through 2009. If our available cash, cash equivalents, and securities available-for-sale are insufficient to satisfy our liquidity requirements, or if we develop additional products or pursue additional applications for our products, we may seek to sell additional equity or debt securities or acquire debt financing. The sale of additional equity and debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business.

We anticipate spending at least $7.0 million over the next two years for direct costs to complete our EVEREST trial. In addition, we will spend additional funds for regulatory approvals, and for activities to initiate commercialization of our Northstar Stroke Recovery System, if approved. The development of any new applications of our cortical stimulation therapy system and new product candidates will also require the expenditure of significant financial resources and take several years to complete, from development to ultimate commercialization. We expect to fund the development of potential product candidates with the proceeds of the initial public offering, together with our existing cash, cash equivalents and securities available-for-sale balances and revenue from the sales of our Northstar Stroke Recovery System, if approved.

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

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

Our contractual obligations as of December 31, 2005 were comprised of long-term debt, interest on long-term debt, and operating leases totaling $16.0 million. During June 2006, we repaid $7.0 million of long-term debt and, therefore, will not incur all of the $1.6 million of interest expense included in the $16.0 million of total contractual obligations disclosed as of December 31, 2005. The following table summarizes our outstanding contractual obligations as of June 30, 2006, updated to reflect the aforementioned items and scheduled payments made through June 30, 2006, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	(in thousands)
	Total	2006 (Remainder)	2007-2008	2009-2010	Beyond 2010
Operating leases	$6,805	$577	$2,194	$2,177	$1,857

Total	$6,805	$577	$2,194	$2,177	$1,857

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates primarily due to our investment portfolio. We maintain an investment portfolio consisting mainly of federal and state government obligations and corporate obligations. Our portfolio bears a weighted average interest rate of 5.1%. We have the intent and ability to hold our fixed income investments until maturity; therefore, we do not anticipate that changes in market interest rates will have a material impact on our operating results or cash flows. We do not use derivative instruments to hedge our interest rate risk.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month period ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: Other Information

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings arising out of the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 1A.	Risk Factors

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time.

Risks Related to Our Business and Industry

We have incurred losses since inception and anticipate that we will continue to incur increasing losses for the foreseeable future.

We are a development stage company with a limited operating history and no current revenue. As of June 30, 2006, we had a deficit accumulated during the development stage of approximately $83.7 million. We have incurred losses in each year since our formation in 1999. Our net losses applicable to common shareholders for the fiscal years ended December 31, 2005, 2004 and 2003 were approximately $20.2 million, $18.4 million and $17.9 million, respectively. Development of a new medical device, including conducting clinical trials and seeking regulatory approvals, is a long, expensive and uncertain process. We expect to continue to incur significant and increasing operating losses for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

We expect our clinical and regulatory expenses to increase in connection with our current pivotal clinical trial, other ongoing clinical trials and trials that we may initiate in the future. We also expect our product development expenses to increase in connection with our ongoing and future product development initiatives. In addition, we expect to incur significant corporate infrastructure and sales and marketing expenses, prior to recording sufficient revenue to offset these expenses, if our Northstar Stroke Recovery System is approved for marketing by the U.S. Food and Drug Administration, or FDA. Because of the numerous risks and uncertainties associated with developing new medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

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

If we are not successful in completing our EVEREST trial, or if the data from our EVEREST trial are not satisfactory, we may not proceed with our planned filing of an application for regulatory approval or we may be forced to delay our regulatory filings to conduct additional trials. If we are not successful in securing FDA marketing approval, we may never generate any revenue and may be forced to cease operations. Although we are investigating the potential applicability of our cortical stimulation therapy system for the treatment of other neurological diseases and disorders, such as stroke-related aphasia, tinnitus and depression, we do not expect to start pivotal clinical trials for other applications prior to 2007, and the earliest time at which we might expect to obtain regulatory approval for and begin receiving revenue from any other application would be 2009, if ever.

If we are unable to complete our EVEREST or other trials, or if we experience significant delays, our ability to commercialize our Northstar Stroke Recovery System or other products we may develop, and our financial position, will be impaired.

Our EVEREST trial protocol requires us to obtain clinical data from at least 151 patients to meet our primary safety and efficacy endpoints. Depending on the attrition level, which is the number of enrolled patients who fail for any reason to complete the trial, we will have to treat more than 151 patients to end up with the full set of patient data required by the FDA. Our clinical plan assumes that the attrition level could be as high as 20% of the patients we enroll. We will monitor actual patient attrition during the trial and increase our enrollment accordingly. We currently have approval from the FDA to treat up to 174 patients in the EVEREST trial. If we are required to treat more than 174 patients in the EVEREST trial to obtain a full set of data on 151 patients, we will request an increase in the permissible number of patients from the FDA. Conducting a clinical trial of this size, which involves screening, assessing, testing, treating, and monitoring patients at clinical sites across the country, and coordinating with patients and clinical institutions as well as with neurologists, neurosurgeons, radiologists, physiatrists and physical therapists, is a complex and uncertain process. To enroll and treat patients at a clinical site, we must first obtain clinical site approvals, finalize contracts at trial sites and train and validate site personnel. We currently expect to reach the primary endpoint of the trial by the first quarter of 2008.

Completion of our EVEREST trial, and our other ongoing or future clinical trials, could be delayed for several reasons, including:

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

Before we can market our Northstar Stroke Recovery System, we must successfully complete our ongoing EVEREST trial and demonstrate the safety and efficacy of the Northstar Stroke Recovery System. For purposes of the EVEREST trial we will consider our Northstar Stroke Recovery System to be effective if the trial data show that the percentage of patients who undergo cortical stimulation therapy in combination with intensive rehabilitative therapy and achieve clinically meaningful improvements in a combined endpoint of the Upper Extremity Fugl-Meyer (UEFM) test, which provides an index of patients’ neurological and motor function, and the Arm Motor Ability Test (AMAT), a measure of activities of daily living, is 20 percentage points greater than the combined data for patients who undergo intensive rehabilitative therapy alone. The results of the EVEREST trial are “blinded.” We do not know how patients treated with the Northstar Stroke Recovery System to date have responded to treatment. Despite the encouraging results from our two smaller completed feasibility trials, we may be unable to demonstrate the safety and efficacy of our Northstar Stroke Recovery System in the EVEREST trial.

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

The manufacturing facilities of our suppliers must comply with applicable regulatory requirements. If these manufacturing facilities do not maintain or receive regulatory approval, our business and our results of operations would be harmed.

Completion of our clinical trials and commercialization of our Northstar Stroke Recovery System require access to manufacturing facilities that meet applicable regulatory standards to manufacture a sufficient supply of our products. We rely solely on third parties to manufacture and assemble our Northstar Stroke Recovery System, and do not currently plan to manufacture or assemble any of our proposed products. The FDA must determine that compliance is satisfactory at facilities that manufacture and assemble our products intended for sale in the U.S., as well as the manufacturing controls and specifications for the product. Suppliers of some components of our products must also comply with FDA and foreign regulatory requirements, which often requires significant time, money, and record-keeping and quality assurance efforts, and subjects us and our suppliers to potential regulatory inspections and stoppages. Our suppliers may not satisfy these requirements. If the FDA finds their compliance status to be unsatisfactory, completion of our clinical trial or our commercialization efforts could be delayed, which would harm our business and our results of operations.

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

We rely entirely on third parties to manufacture our Northstar Stroke Recovery System and to supply us with all of the critical components of our Northstar Stroke Recovery System, including our IPGs, cortical stimulation leads and handheld programmers. We have entered into six-year agreements with our manufacturers and primary suppliers that generally require us to fulfill all of our manufacturing needs and purchase all of our worldwide requirements for components from these parties. These agreements terminate between April 2010 and August 2010. There is no overlap among these suppliers, insofar as we obtain each of our components from a single supplier. There are a limited number of alternative suppliers that are capable of manufacturing the components of our Northstar Stroke Recovery System, and the terms of our agreements significantly limit our ability to work with other suppliers to ensure backup sources of our components. If any of our existing suppliers was unable or unwilling to meet our demand for product components, or if the components or finished products that they supply do not meet quality and other specifications, our EVEREST or other clinical trials could be delayed and the development and commercialization of our Northstar Stroke Recovery System and other products could be delayed or prevented.

If we have to switch to a replacement manufacturer or replacement supplier for any of our product components, we may face additional regulatory delays, and the manufacture and delivery of our cortical stimulation system could be interrupted for an extended period of time, which could delay completion of our clinical trials or commercialization of our Northstar Stroke Recovery System. In addition, we may be required to obtain regulatory clearance from the FDA to use different suppliers or components. To date, our component requirements have consisted only of the limited quantities that we need to conduct our clinical trials. If we obtain market approval for our Northstar Stroke Recovery System, however, we anticipate that we will require substantially larger quantities of various components. Our suppliers may not provide us with sufficient quantities of necessary components in a timely manner that meet quality and other specifications, and we may not be able to locate an alternative supplier in a timely manner or on commercially reasonable terms, if at all. Establishing additional or replacement suppliers for these components may take a substantial amount of time, which could delay or prevent commercial launch of our Northstar Stroke Recovery System. We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or foreign regulatory authorities.

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

We believe that the cash, cash equivalents and available-for-sale securities, will be sufficient to fund our continuing operations and other demands and commitments through 2009. After, and possibly prior to, such date we may need to raise substantial additional capital to:

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

Some of the applications for our cortical stimulation therapy system that we are studying, such as tinnitus and treatment-resistant depression, will likely require a long-term implant and sustained delivery of electrical stimulation to the cortex. Long-term implants and sustained delivery of stimulation may involve additional challenges and risks, including the following:

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

Our success depends on the services of our senior management and other key research and development and clinical trial employees. The loss of the services of one or more of these employees could have a material adverse effect on our business. We consider retaining Alan J. Levy, Ph.D., our president and chief executive officer, to be key to our efforts to complete our EVEREST trial, secure marketing approval for our Northstar Stroke Recovery System, and commercialize our Northstar Stroke Recovery System. Each of our officers may terminate his or her employment without notice and without cause or good reason. We do not carry key person life insurance on any of our officers. Our future success will depend in large part on our ability to attract, retain and motivate highly skilled employees. We cannot be certain that we will be able to do so.

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

Our stock price is likely to be volatile. The stock market in general and the market for small healthcare companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above our initial public offering price. The price for our common stock may be influenced by many factors, including:

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

If our existing shareholders sell a large number of shares of common stock or the public market perceives that existing shareholders might sell shares of common stock, the market price of our common stock could decline significantly. These shareholders may sell their shares of our common stock starting at various times following the initial public offering.

In addition, existing shareholders holding an aggregate of approximately 15.1 million shares of common stock, including shares underlying outstanding warrants, on an as converted basis, have rights with respect to the registration of these shares of common stock with the SEC. If we register their shares of common stock following the expiration of lock-up agreements between such holders and the underwriters in our initial public offering, they will be permitted to sell those shares in the public market.

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

As of July 26, 2006, we had invested the net proceeds of approximately $112.0 million from the offering in liquid money market accounts. We expect to use the net proceeds from the offering as follows:

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

Item 4.	Submission of Matters to a Vote of Security Holders

On April 12, 2006, our shareholders acted by written consent to approve and adopt an amendment to our Amended and Restated Articles of Incorporation then in effect to effect a two-for-three reverse stock split of our authorized and outstanding common stock, and in connection therewith, to reduce the number of outstanding shares of our capital stock and common stock. Shareholders holding an aggregate of 18,758,168 shares of our common stock (on an as-converted basis and without giving effect to the two-for-three reverse stock split of our common stock effected on April 13, 2006) approved the amendment, and shareholders holding an aggregate of 6,861,838 shares of our common stock (on an as-converted basis and without giving effect to the two-for-three reverse stock split of our common stock effected on April 13, 2006) did not vote with respect to the amendment. The above action was effected pursuant to an action by written consent of our shareholders in compliance with Section 23B.07.040 of the Washington Business Corporation Act. The amendment was filed with the Secretary of State of the State of Washington on April 13, 2006.

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

NORTHSTAR NEUROSCIENCE, INC.

Dated: August 11, 2006	/s/ Raymond N. Calvert
Raymond N. Calvert Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002