Form 10-Q
period 2006-09-30
Northstar Neuroscience, Inc.
filed 2006-11-03
CIK 1351509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The registrant had 25,561,936 shares of Common Stock, $0.001 par value per share, outstanding as of October 27, 2006.

NORTHSTAR NEUROSCIENCE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	3
	Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	3
	Statements of Operations (unaudited) for the three- and nine-month periods ended September 30, 2006 and 2005 and period from inception (May 18, 1999) to September 30, 2006	4
	Statements of Cash Flows (unaudited) for the nine-month periods ended September 30, 2006 and 2005 and period from inception (May 18, 1999) to September 30, 2006	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6.	Exhibits	28
Signatures		30

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,535,932	$10,765,386
Short-term investments	54,190,615	9,422,016
Other current assets	$971,569	326,932

Total current assets	97,698,116	20,514,334
Long-term investments	12,669,354	—
Property and equipment, net	836,088	934,997
Other assets and deferred costs	92,869	295,445

Total assets	$111,296,427	$21,744,776

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$672,244	$340,757
Accrued liabilities	2,230,038	1,199,692
Deferred rent and sublease loss accrual, current portion	327,829	332,625
Long-term debt, current portion	—	1,230,493
Warrants to purchase Series E redeemable convertible preferred stock	—	1,090,000

Total current liabilities	3,230,111	4,193,567
Deferred rent and sublease loss accrual, less current portion	597,439	843,988
Long-term debt, less current portion	—	4,581,175
Redeemable convertible preferred stock:
Issued and outstanding— no shares and 22,413,765 shares at September 30, 2006 and December 31, 2005, respectively	—	99,859,534
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, $0.001 par value; authorized shares—5,000,000	—	—
Common stock, $0.001 par value; authorized shares—100,000,000	—	—
Issued and outstanding shares— 25,561,936 and 2,091,086 at September 30, 2006 and December 31, 2005, respectively	25,562	2,091
Additional paid-in capital	196,878,107	(17,736,746)
Deferred share-based compensation	(302,351)	(653,286)
Deficit accumulated during the development stage	(89,133,516)	(69,322,095)
Accumulated other comprehensive income (loss)	1,075	(23,452)

Total shareholders’ equity (deficit)	107,468,877	(87,733,488)

Total liabilities, redeemable convertible preferred stock and shareholders’ equity (deficit)	$111,296,427	$21,744,776

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,		Period from Inception (May 18, 1999) to September 30,
	2006	2005	2006	2005	2006
Revenue	$—	$—	$—	$—	$463,483
Cost of goods sold	—	—	—	—	956,399

Gross margin	—	—	—	—	(492,916)
Operating expenses:
Research and development	5,356,096	2,968,266	13,134,410	8,938,837	60,198,485
Selling, general and administrative	1,553,419	740,380	4,588,194	2,354,582	30,213,705
Intellectual property settlement	—	—	2,500,000	—	2,500,000
Severance	—	—	—	—	649,929
Loss on subleases	—	—	—	794,305	1,638,454

Total operating expenses	6,909,515	3,708,646	20,222,604	12,087,724	95,200,573

Operating loss	(6,909,515)	(3,708,646)	(20,222,604)	(12,087,724)	(95,693,489)
Interest income, net	1,495,153	132,553	1,851,276	434,950	4,727,704
Loss on debt repayment	—	—	(1,150,093)	—	(1,150,093)
Other expense	—	—	(290,000)	—	(290,000)
Gain on sale of PNT assets	—	—	—	681,932	3,272,362

Net loss	(5,414,362)	(3,576,093)	(19,811,421)	(10,970,842)	(89,133,516)
Preferred stock accretion	—	(1,413,108)	(2,061,617)	(4,239,321)	(21,406,160)

Net loss applicable to common shareholders	$(5,414,362)	$(4,989,201)	$(21,873,038)	$(15,210,163)	$(110,539,676)

Basic and diluted net loss per share applicable to common shareholders	$(0.21)	$(2.61)	$(1.48)	$(8.08)

Shares used in computation of basic and diluted net loss per share applicable to common shareholders	25,532,447	1,912,621	14,816,562	1,882,014

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine-month Period Ended September 30,		Period from Inception (May 18, 1999) to September 30, 2006
	2006	2005
Operating activities
Net loss	$(19,811,421)	$(10,970,842)	$(89,133,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190,390	206,499	1,749,439
Employee share-based compensation	1,449,041	422,572	2,270,650
Non-employee share-based compensation	122,463	60,099	518,896
Amortization of securities premium (discount)	(15,938)	326,572	1,364,985
Non-cash loss on debt repayment	870,092	—	870,092
Accretion of debt original issuance discount	318,240	—	318,240
Revaluation of preferred stock warrants to fair value	290,000	—	290,000
Gain on sale of PNT assets	—	(681,932)	(3,272,362)
Sale of PNT operating assets	—	—	(824,320)
Lease incentive	—	—	901,650
Other non-cash items	(9,915)	—	28,139
Changes in operating assets and liabilities:
Other assets	(442,061)	61,696	(1,064,438)
Accounts payable and accrued liabilities	1,361,833	(332,023)	2,902,282
Deferred rent and sublease loss accrual	(251,345)	441,957	23,618

Net cash used in operating activities	(15,928,621)	(10,465,402)	(83,056,645)
Investing activities
Purchases of property and equipment	(91,481)	(97,798)	(3,225,974)
Proceeds from sale of PNT assets	—	—	4,750,000
Purchases of investment securities	(88,332,573)	(9,771,213)	(194,972,663)
Maturities of investment securities	30,945,000	22,435,123	126,758,699

Net cash provided by (used in) investing activities	(57,479,054)	12,566,112	(66,689,938)
Financing activities
Proceeds from initial public offering, net of offering costs	111,978,841	—	111,978,841
Proceeds from sale of redeemable convertible preferred stock, net of offering costs	—	—	79,789,549
Proceeds from exercise of stock options	199,380	75,711	648,227
Proceeds from issuance of debt, net of offering costs	—	—	5,811,668
Issuance of warrants	—	—	1,090,000
Principle payments on debt and capital lease obligations	(7,000,000)	—	(7,035,770)

Net cash provided by financing activities	105,178,221	75,711	192,282,515

Net increase in cash and cash equivalents	31,770,546	2,176,421	42,535,932
Cash and cash equivalents at beginning of period	10,765,386	5,792,604	—

Cash and cash equivalents at end of period	$42,535,932	$7,969,025	$42,535,932

Supplemental schedule of non-cash activities
Conversion of redeemable convertible preferred stock to common stock	$101,921,151	$—	$101,921,151
Conversion of preferred stock warrants to common stock warrants	$1,380,000	$—	$1,380,000
Preferred stock accretion	$2,061,617	$4,239,321	$21,406,160
Assets acquired under capital leases	$—	$—	$35,770

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

On May 10, 2006, the Company closed an initial public offering (IPO) of 8,165,000 shares of its common stock, including the underwriters’ over-allotment, at $15.00 per share, for gross proceeds of $122.5 million. All of the shares were sold by the Company. The Company’s shares trade on The Nasdaq Global Market under the symbol “NSTR.”

In connection with the completion of the IPO, all shares of the Company’s then-outstanding redeemable convertible preferred stock converted into 14,942,499 shares of common stock and outstanding warrants to purchase redeemable convertible preferred stock converted into warrants to purchase 118,798 shares of common stock with an exercise price of $7.155 per share.

The accompanying unaudited balance sheet, statements of operations and cash flows as of and for the periods ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results of operations have been included. Operating results for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other period. These financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-132135). The accompanying balance sheet as of December 31, 2005 has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and events other than those resulting from investments by and distributions to owners. Comprehensive loss is comprised of net loss applicable to common shareholders and unrealized gains (losses) on investments. The Company’s comprehensive loss is as follows:

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,		Period from Inception (May 18, 1999) to September 30, 2006
	2006	2005	2006	2005
Net loss applicable to common shareholders	$(5,414,362)	$(4,989,201)	$(21,873,038)	$(15,210,163)	$(110,539,676)
Unrealized gain (loss) on investments	(35,425)	23,139	24,527	53,311	1,075

Comprehensive loss	$(5,449,787)	$(4,966,062)	$(21,848,511)	$(15,156,852)	$(110,538,601)

Reclassifications

Certain prior period amounts on the statement of cash flows have been reclassified to conform to current period presentation. These reclassifications did not impact net increase (decrease) in cash and cash equivalents or cash flows from operating, financing, or investing activities.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-based Payment (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for Share-based Compensation (SFAS 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and SFAS No. 148, Accounting for Share-based Compensation — Transition and Disclosure (SFAS 148). SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at fair value. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value- based measurement methodology for accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. As a result, beginning January 1, 2006, the Company adopted SFAS 123(R) and began reflecting share-based compensation expense determined under a fair value based method in the income statement rather than as pro forma disclosure in the notes to the financial statements.

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

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements related to assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this statement will have on its financial statements.

2.	Share-based Compensation

As of September 30, 2006, the Company has one active share-based compensation plan, the 2006 Performance Incentive Plan (2006 Plan). Prior to the 2006 Plan becoming effective, the Company granted options under its 1999 Stock Option Plan (1999 Plan). Upon the 2006 Plan becoming effective on May 4, 2006, the 1999 Plan terminated. Shares subject to outstanding options under the 1999 Plan as of the date of its termination will continue to be outstanding and subject to the terms of the 1999 Plan, and, to the extent such options expire or terminate without being exercised in full, they will be rolled into the 2006 Plan. For options granted through December 31, 2005, the Company has elected to follow APB 25, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, to account for employee stock options, rather than the alternative fair value accounting that was permitted under SFAS 123. Under APB 25, compensation expense related to employee stock option grants is recognized using the intrinsic value method. Accordingly, for those grants made through December 31, 2005, the Company recognized compensation expense for stock options granted to employees with an exercise price below the estimated fair value of the Company’s common stock on the date of grant. Through December 31, 2005, the fair value of the Company’s options was estimated for disclosure purposes at the grant date using the minimum value option-pricing model.

Through December 31, 2005, the fair value of the Company’s common stock was determined by the Company’s board of directors in consultation with management. During the year ended December 31, 2005, the Company granted stock options with exercise prices ranging from $1.20 to $2.25 per share. In consideration of the guidance set forth in the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and a valuation of the Company’s common stock by an independent third party, the Company subsequently determined that the fair value of its common stock during 2005 ranged from $1.20 to $8.69 per share. In accordance with APB 25, deferred share-based compensation of $1.2 million was recorded during the year ended December 31, 2005, of which $883,000 has been expensed through September 30, 2006. Deferred share-based compensation is amortized to expense using graded vesting over the related vesting terms of the options.

As of September 30, 2006, the expected future amortization expense for deferred share-based compensation is as follows:

Years ended December 31:
2006 (remainder)	$63,393
2007	160,290
2008	68,689
2009	9,979

$302,351

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

The Company recorded total share-based compensation expense as follows:

	Research and Development	Selling, General and Administrative	Total
Three-month period ended September 30, 2006
Employee stock options granted prior to January 1, 2006	$65,520	$15,575	$81,095
Employee stock options granted on or subsequent to January 1, 2006	49,140	142,861	192,001
Non-employee stock options	41,046	—	41,046

	$155,706	$158,436	$314,142

Three-month period ended September 30, 2005
Employee stock options	$96,373	$22,723	$119,096
Non-employee stock options	18,300	24,573	42,873

	$114,673	$47,296	$161,969

Nine-month period ended September 30, 2006
Employee stock options granted prior to January 1, 2006	$292,080	$58,855	$350,935
Employee stock options granted on or subsequent to January 1, 2006	580,292	517,814	1,098,106
Non-employee stock options	122,463	—	122,463

	$994,835	$576,669	$1,571,504

Nine-month period ended September 30, 2005
Employee stock options	$279,061	$143,511	$422,572
Non-employee stock options	30,514	29,585	60,099

	$309,575	$173,096	$482,671

Share-based compensation expense for the three- and nine-month periods ended September 30, 2006 includes $192,001 and $1,098,106, respectively, recognized pursuant to SFAS 123(R), which represent a $0.01 and $0.07 impact, respectively, on net loss per share applicable to common shareholders. Unrecognized share-based compensation expense pursuant to SFAS 123(R) as of September 30, 2006 totaled $2.4 million and will be recognized over the remaining vesting periods of the related grants, which range from three to four years.

The fair value of share-based payments made to employees, including non-employee directors, and non-employees was estimated on the measurement date using the Black-Scholes option-pricing model using the following assumptions:

	Three-month Period Ended September 30, 2006		Nine-month Period Ended September 30, 2006
	Employees	Non-Employees	Employees	Non-Employees
Risk-free interest rate	4.6-5.0%	4.6%	4.6-5.1%	4.6-5.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life/remaining contractual life (in years)	5.0-6.1	6.1-10.0	5.0-6.1	6.1-10.0
Expected forfeiture rate	8.3%-11.8%	0.0%	8.3%-11.8%	0.0%
Volatility	45.0%-50.0%	50.0%	45.0%-50.0%	43.0%-50.0%

Following is a summary of the Company’s stock option activity and related information:

	Nine-month Period Ended September 30, 2006
	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	1,595,910	$1.00
Granted at fair value	617,826	12.87
Exercised	(276,739)	0.72
Cancelled	(13,131)	1.30

Outstanding at end of period	1,923,866	$4.85

Outstanding options vested and exercisable, but not subject to repurchase at end of period	1,147,590	$2.67

Weighted-average fair value of options granted during the period	$6.67

Based upon the closing price of the Company’s common stock on September 30, 2006 of $13.20 per share, the intrinsic value of options outstanding was $16.1 million, and $12.1 million for outstanding options vested and exercisable, but not subject to repurchase. Options exercised during the nine-month period ended September 30, 2006 had an intrinsic value of $2.8 million based on the fair value of the common stock in effect at the time of exercise, as determined by the board of directors at its meeting preceding the exercise date for exercises completed before the Company’s initial public offering, or at the closing price on the date of exercise for those exercised after the initial public offering.

Exercise prices for options outstanding at September 30, 2006 are as follows:

Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Outstanding Options Vested and Exercisable, but Not Subject to Repurchase	Weighted-Average Remaining Contractual Life (in years)
$ 0.15- 0.90	565,106	6.21	476,078	6.00
1.20- 2.25	740,934	7.42	519,749	6.98
9.69-16.45	617,826	9.64	151,763	9.65

	1,923,866	7.78	1,147,590	6.93

3.	Debt and Warrants

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

In connection with the Agreement, the Company issued warrants to purchase shares of the Company’s Series E redeemable convertible preferred stock, which, as of May 4, 2006, converted into warrants to purchase 118,798 shares of common stock at $7.155 per share. Pursuant to the terms of the warrants, the warrant holders, at their sole discretion, may net exercise the warrants based upon the fair value of the common stock at the date of exercise. As of September 30, 2006, warrants to purchase 71,279 shares of common stock remain outstanding relating to the Agreement.

Prior to the conversion of the Series E redeemable convertible preferred stock warrants into common stock warrants upon the effectiveness of the initial public offering, the preferred stock warrants were classified as a liability on the balance sheet pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and related FASB Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable. The warrants were subject to re-measurement at each balance sheet date and changes in fair value have been recognized as a component of other expense.

Management determined that the fair value of the warrants was $1,090,000 at issuance and at December 31, 2005. Management determined the fair value of the warrants at May 4, 2006, the date of conversion into common stock warrants, was $1,380,000 using the Black-Scholes option pricing model with the following assumptions, on an as converted basis: risk-free interest rate of 5.2%; contract term of 9.7 years; volatility of 45.0%; and a common stock value of $15.00 per share. The $290,000 change in value from December 31, 2005 to May 4, 2006 is reflected on the statement of operations as other expense.

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

The following table presents the computation of basic and diluted net loss per share applicable to common shareholders:

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2006	2005	2006	2005
Numerator:
Net loss applicable to common shareholders	$(5,414,362)	$(4,989,201)	$(21,873,038)	$(15,210,163)

Denominator:
Weighted-average shares used in computation of basic and diluted net loss applicable to common shareholders	25,532,447	1,912,621	14,816,562	1,882,014

Basic and diluted net loss per share applicable to common shareholders	$(0.21)	$(2.61)	$(1.48)	$(8.08)

Antidilutive securities at September 30, 2006 excluded from diluted net loss applicable to common shareholders, on an as converted basis:
Preferred stock	—	14,942,499	6,696,453	14,942,499
Warrants and options outstanding	1,925,978	1,662,422	1,889,590	1,706,986

Non-GAAP Pro Forma Net Loss per Share Applicable to Common Shareholders

The additional non-GAAP disclosure below shows what basic and diluted net loss per share would have been if the conversion of the Company’s shares of redeemable convertible preferred stock, that occurred on May 4, 2006, had occurred at the beginning of the respective periods being reported using the as-if-converted method. Management believes that this non-GAAP pro forma information provides meaningful supplemental information that helps investors compare current results to those of prior periods. The Company’s non-GAAP pro forma net loss per share applicable to common shareholders is as follows:

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2006	2005	2006	2005
Numerator:
Net loss applicable to common shareholders, as reported	$(5,414,362)	$(4,989,201)	$(21,873,038)	$(15,210,163)
Reversal of accretion to redemption value of redeemable convertible preferred stock	—	1,413,108	2,061,617	4,239,321

Non-GAAP pro forma net loss applicable to common shareholders	$(5,414,362)	$(3,576,093)	$(19,811,421)	$(10,970,842)

Denominator:
Shares used to compute basic and diluted net loss per share applicable to common shareholders	25,532,447	1,912,621	14,816,562	1,882,014
Pro forma adjustments to reflect assumed weighted-average effect of conversion of preferred stock on January 1, 2005	—	14,942,499	6,696,453	14,942,499

Non-GAAP pro forma shares used in basic and diluted pro forma net loss per share	25,532,447	16,855,120	21,513,015	16,824,513

Non-GAAP pro forma basic and diluted net loss per share applicable to common shareholders	$(0.21)	$(0.21)	$(0.92)	$(0.65)

5.	Shareholders’ Equity

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

Exercise of Warrants to Purchase Shares of Common Stock

During the nine-month period ended September 30, 2006 holders of warrants to purchase 134,185 shares of the Company’s common stock at prices ranging from $1.20 to $7.155 per share elected to net-exercise their warrants in exchange for 86,605 shares of common stock. The determination of the net shares to issue to the warrant holders was based on the fair value of the Company’s common stock on the dates of exercise. The fair value on the dates of exercise ranged from $15.00 to $16.45. No cash was received or paid in conjunction with these transactions.

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

Overview

We are a medical device company focused on developing and commercializing novel neurostimulation therapies for a broad range of neurological diseases and disorders using our proprietary cortical stimulation system. We incorporated in the state of Washington on May 18, 1999 as Vertis Neuroscience, Inc. Since inception, we have devoted substantially all of our resources to the development and commercialization of medical technologies utilizing electrical stimulation to treat neurological diseases and disorders.

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

The initial application of our cortical stimulation therapy system is our Northstar Stroke Recovery System, which is designed to enhance the recovery of hand and arm motor function in patients who have suffered an ischemic stroke. Between November 2002 and October 2004, we conducted two feasibility trials, the ADAMS and BAKER trials, in which we investigated the safety and efficacy of our stroke motor recovery therapy. In July 2004, we received conditional approval from the FDA to initiate our pivotal trial, called EVEREST, to evaluate the safety and efficacy of our Northstar Stroke Recovery System, and in June 2005 we received full investigational device exemption, or IDE, approval for our EVEREST trial at clinical sites throughout the U.S. A pivotal trial is a clinical trial in which safety and efficacy data are collected in support of an FDA submission to obtain marketing approval, and an IDE is a regulatory submission that allows an investigational device to be used in a human clinical trial. Through September 30, 2006, we have enrolled and assigned to a treatment group, or randomized, a total of 97 patients and currently expect to reach the primary endpoint of the trial during the fourth quarter of 2007. If the EVEREST trial is successful, we intend to seek FDA approval in the fourth quarter of 2007 to market our Northstar Stroke Recovery System. Under this schedule, we anticipate receiving FDA approval to market our Northstar Stroke Recovery System in late 2008; however, FDA approval is not assured.

Beyond stroke motor recovery, we are also evaluating our cortical stimulation therapy system for use in treating other neurological diseases and disorders. During the third quarter of 2006 we completed enrolling patients in the CHESTNUT trial, which is our initial feasibility trial for stroke-related Broca’s aphasia, and we are currently enrolling patients in two additional trials; the SAHALE trial, which is our initial feasibility trial for tinnitus, and the PROSPECT trial, which is our initial feasibility trial using cortical stimulation for treatment-resistant depression. We are focusing our resources on successfully completing the EVEREST trial and conducting the feasibility trials outlined above. We will continue to explore other applications for our cortical stimulation platform and monitor relevant research activities on other neurological diseases and disorders.

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

Results of Operations

Three-month Periods Ended September 30, 2006 and 2005

Research and Development Expenses

Research and development expenses were $5.4 million for the three-month period ended September 30, 2006, compared to $3.0 million for the three-month period ended September 30, 2005. The increase of $2.4 million, or 80%, was primarily the result of a $1.7 million increase in clinical trial expenses attributable to increased patient randomization in the EVEREST pivotal trial, as well as ongoing progress in other clinical trials, increases in compensation and consultants of $252,000 and other research and development expenses, including tooling and prototypes, of $448,000, reflecting ongoing development activities for existing and next generation devices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.6 million for the three-month period ended September 30, 2006, compared to $740,000 for the three-month period ended September 30, 2005. The increase of $860,000, or 116%, was the result of increases in salary and benefits expense of $273,000, including $109,000 relating to stock compensation, primarily as a result of SFAS 123(R), increased expenses relating to marketing and market research activities of $213,000, and increases in professional service and other administrative expenses of $374,000 due primarily to increased costs associated with being a public company.

Interest Income, Net

Interest income, net, was $1.5 million for the three-month period ended September 30, 2006, compared to $133,000 for the three-month period ended September 30, 2005. The net interest income increase of $1.4 million was due to interest earned on the proceeds received from our initial public offering.

Nine-month Periods Ended September 30, 2006 and 2005

Research and Development Expenses

Research and development expenses were $13.1 million for the nine-month period ended September 30, 2006, compared to $8.9 million for the nine-month period ended September 30, 2005. The increase of $4.2 million, or 47%, was the result of a $3.8 million increase in clinical trial expenses attributable to increased patient randomization in the EVEREST pivotal trial, as well as ongoing progress in other clinical trials, and a $962,000 increase in compensation and consulting expenses, including an increase in stock compensation of $685,000 primarily as a result of SFAS 123(R). These increases were offset by reduced development expenses of $562,000 comprised primarily of decreased expenses associated with prototypes, and outside engineering, test and development services. Research and development expenses are expected to increase during future periods due to continuing enrollment in our EVEREST and other clinical trials, commencement of additional clinical trials, ongoing development of our cortical stimulation therapy system for additional applications, and related personnel increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.6 million for the nine-month period ended September 30, 2006, compared to $2.4 million for the nine-month period ended September 30, 2005. The increase of $2.2 million, or 92%, was primarily the result of increases in salary and benefits expense of $872,000, including $403,000 relating to stock compensation primarily as a result of SFAS 123(R), greater professional service expenses for accounting, patent counsel and general corporate counsel of $622,000, and increases in expenses relating to marketing and market research activities of $421,000 and other expenses of $285,000, comprised primarily of board of director and insurance expenses. Selling costs are expected to increase as we build our sales and marketing infrastructure to support the anticipated market launch of our Northstar Stroke Recovery System and any future products we may develop. General and administrative expenses are expected to increase during future periods as a result of increased compensation costs, as well as higher legal, accounting, insurance and other professional service costs relating to compliance with rules and regulations associated with being a public company.

Intellectual Property Settlement

During the nine-month period ended September 30, 2006, an expense of $2.5 million was incurred to settle a potential ownership dispute and secure ownership rights related to one of our issued U.S. patents and six of our U.S. patent applications. The settlement was expensed on the date incurred. Similar expenses are not expected in the foreseeable future.

Loss on Debt Repayment

During the nine-month period ended September 30, 2006, all amounts outstanding under an existing debt agreement were repaid, along with a 4% prepayment fee. At the time of repayment, the carrying value of the debt was $6.1 million, reflecting $870,000 of unamortized original issue discounts. The $7.3 million paid, comprised of the $7.0 million of principal and a $280,000 prepayment fee, was recorded as a $6.1 million reduction in the carrying value of the debt and a $1.2 million loss on debt repayment.

Interest Income, net

Interest income, net, was $1.9 million for the nine-month period ended September 30, 2006, compared to $435,000 for the nine-month period ended September 30, 2005. The increase of $1.5 million was due to interest earned on the proceeds received from our initial public offering.

Other Expense

In connection with obtaining our debt financing, we issued warrants to the lenders to purchase shares of our Series E redeemable convertible preferred stock. We accounted for the warrants as a current liability pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and we remeasured the fair value of the warrants at each balance sheet date and recorded changes in fair value as a component of other income. Pursuant to the aforementioned guidance, the warrants were revalued immediately before the conversion of the underlying shares of Series E redeemable convertible preferred stock into common stock upon the effectiveness of our initial public offering on May 4, 2006. The fair value of the warrants on May 4, 2006 was $1.4 million compared to $1.1 million at December 31, 2005, resulting in the recognition of an expense on remeasurement of $290,000. The warrants converted to common stock warrants; accordingly, remeasurements are not required after May 4, 2006.

Liquidity and Capital Resources

We have incurred losses since our inception in May 1999 and, as of September 30, 2006, we had a deficit accumulated during the development stage of $89.1 million. We have funded our operations to date from public and private placements of equity securities and stock option exercises, raising net proceeds of $192.4 million through September 30, 2006.

As of September 30, 2006, we had $109.4 million in cash, cash equivalents, and investments.

Net Cash Used in Operating Activities

Net cash used in operating activities was $15.9 million and $10.5 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The net cash used in operating activities during 2006 reflects a net loss of $19.8 million adjusted for non-cash expenses including: share-based compensation of $1.6 million; loss on repayment of debt of $870,000; accretion of debt original issuance discounts of $318,000; preferred stock warrant revaluation of $290,000; and net changes in operating assets and liabilities and other non-cash expenses of $822,000. The net cash used in operating activities during 2005 reflects a net loss of $11.0 million adjusted for non-cash expenses totaling $1.0 million, comprised primarily of share-based compensation and amortization of investment premiums, a non-cash gain from the sale of PNT assets of $682,000, and net changes in operating assets and liabilities of $168,000.

Net Cash (Used in) Provided by Investing Activities

Net cash (used in) provided by investing activities was ($57.5) million and $12.6 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Net cash used in investing activities during 2006 primarily reflects the investment of initial public offering proceeds into investment securities, while net cash provided during 2005 primarily reflects the net proceeds from maturities and purchases of investment securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $105.2 million and $76,000 for the nine-month periods ended September 30, 2006 and 2005, respectively. Net cash provided by financing activities during the nine-month period ended September 30, 2006 reflects the net proceeds received from our initial public offering of $112.0 million offset by $7.0 million used to repay outstanding debt. Net cash provided by financing activities during the nine-month period ended September 30, 2005 reflects the proceeds from the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any product based on our cortical stimulation technology, nor have we achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our future products, conduct and complete clinical trials, pursue additional applications for our technology platform, expand our research team and corporate infrastructure, and prepare for the potential commercial launch of our Northstar Stroke Recovery System.

We do not expect to generate significant product revenue until at least 2009. We do not anticipate generating any product revenue unless and until we successfully obtain FDA marketing approval for, and begin selling, our Northstar Stroke Recovery System. We believe that our cash, cash equivalents and investment balances and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through 2009. If our available cash, cash equivalents, and investments are insufficient to satisfy our liquidity requirements, or if we develop additional products or pursue additional applications for our products, we may seek to sell additional equity or debt securities or acquire debt financing. The sale of additional equity and debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business.

We will spend additional funds for regulatory approvals, and for activities to initiate commercialization of our Northstar Stroke Recovery System. The development of any new applications of our cortical stimulation therapy system and future products will also require the expenditure of significant financial resources and take several years to complete, from development to ultimate commercialization. We expect to fund the development of potential future products with our existing cash, cash equivalents and investment balances and revenue from the sales of our Northstar Stroke Recovery System, if approved.

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our Northstar Stroke Recovery System, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete ongoing clinical trials and successfully deliver a commercial product to market. Our future funding requirements will depend on many factors, including but not limited to:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	whether we pursue approval for clinical indications based on clinical trial results;

•	the cost of acquiring intellectual property rights, filing and prosecuting patent applications, and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third party patent or other intellectual property rights;

•	the cost of defending other litigation or disputes with third parties;

•	the timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our Northstar Stroke Recovery System and any products that we may develop;

•	the rate of market acceptance of our Northstar Stroke Recovery System and any other future products;

•	the effect of competing products and market developments; and

•	any revenue generated by sales of our future products.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet financing arrangements.

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

	Payments Due by Period
	(in thousands)
	Total	2006 (7/1-12/31)	2007- 2008	2009- 2010	Beyond 2010
Operating leases	$6,805	$577	$2,194	$2,177	$1,857

Total	$6,805	$577	$2,194	$2,177	$1,857

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, Accounting for Income Taxes. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The provisions are effective for us as of January 1, 2007. We are currently evaluating the impact this statement will have on our financial statements.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements related to assets and liabilities. SFAS 157 is effective for our fiscal years beginning after November 15, 2007. We are currently evaluating the impact this statement will have on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates primarily due to our investment portfolio. We maintain an investment portfolio consisting mainly of money market and auction rate securities, federal and state government obligations, municipal obligations and corporate obligations. We have the intent and ability to hold our fixed income investments until maturity; therefore, we do not anticipate that changes in market interest rates will have a material impact on our operating results or cash flows. We do not use derivative instruments to hedge our interest rate risk.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a development stage company with a limited operating history and no current revenue. As of September 30, 2006, we had a deficit accumulated during the development stage of approximately $89.1 million. We have incurred losses in each year since our formation in 1999. Our net losses applicable to common shareholders for the fiscal years ended December 31, 2005, 2004 and 2003 were approximately $20.2 million, $18.4 million and $17.9 million, respectively. Development of a new medical device, including conducting clinical trials and seeking regulatory approvals, is a long, expensive and uncertain process. We expect to continue to incur significant and increasing operating losses for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

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

We are subject to the risks of failure inherent in the development of products based on new technologies. The use of cortical stimulation therapy for stroke motor recovery is, to our knowledge, a novel application of neurostimulation therapy that has not previously been investigated to any meaningful extent. The other potential applications of our cortical stimulation therapy involve similarly novel approaches to the treatment of other neurological diseases and disorders. The novel nature of these therapies results in significant challenges in regards to product development and optimization, government regulation, third party reimbursement and market acceptance. These challenges may prevent us from developing and commercializing products on a timely and profitable basis or at all.

Our success as a company will depend heavily on the success of the initial application of our cortical stimulation therapy, our Northstar Stroke Recovery System, for which we are conducting a pivotal clinical trial. If we are unable to commercialize our Northstar Stroke Recovery System, our ability to generate revenue will be significantly harmed.

Since June 2003 we have invested substantially all of our financial resources and our research and product development efforts in our Northstar Stroke Recovery System, which we hope to introduce for commercial sales starting in the fourth quarter of 2008, subject to FDA approval. We do not anticipate generating any revenue prior to that time. The commercial success of our Northstar Stroke Recovery System will depend upon:

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

Our EVEREST trial protocol requires us to obtain clinical data from at least 151 patients to meet our primary safety and efficacy endpoints. Depending on the attrition level, which is the number of enrolled patients who fail for any reason to complete the trial, we will have to treat more than 151 patients to end up with the full set of patient data required by the FDA. Our clinical plan assumes that the attrition level could be as high as 20% of the patients we enroll. We will monitor actual patient attrition during the trial and increase our enrollment accordingly. We currently have approval from the FDA to treat up to 174 patients in the EVEREST trial. If we are required to treat more than 174 patients in the EVEREST trial to obtain a full set of data on 151 patients, we will request an increase in the permissible number of patients from the FDA. Conducting a clinical trial of this size, which involves screening, assessing, testing, treating, and monitoring patients at clinical sites across the country, and coordinating with patients and clinical institutions as well as with neurologists, neurosurgeons, radiologists, physiatrists and physical therapists, is a complex and uncertain process. To enroll and treat patients at a clinical site, we must first obtain clinical site approvals, finalize contracts at trial sites and train and validate site personnel. We currently expect to reach the primary endpoint of the trial by the fourth quarter of 2007.

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

We cannot market our products unless they have been approved by the FDA. Even if we file an application with clinical data that we believe justifies marketing approval for the Northstar Stroke Recovery System or any other product we may in the future develop, the FDA or foreign regulatory authorities may not approve our filing, or may request additional information, including data from additional clinical trials. The FDA or foreign regulatory authorities may also approve our Northstar Stroke Recovery System or any other product for very limited purposes with many restrictions on its use, may delay approval, or ultimately may not grant marketing approval for our system. Because our Northstar Stroke Recovery System represents a novel way to treat motor disabilities caused by stroke, and because there is a large population of stroke patients who might be eligible for treatment, it is possible, if not likely, that the FDA and other regulatory bodies will review an application for approval of our Northstar Stroke Recovery System with greater scrutiny, which may include a panel review, which could cause that process to be lengthier and more involved than that for products without such characteristics. There can be no assurance that the FDA will approve our Northstar Stroke Recovery System even if the EVEREST trial data demonstrate our anticipated or greater levels of improvement in motor recovery and activities of daily living. We cannot assure you that we will ever obtain the necessary regulatory approvals to market our Northstar Stroke Recovery System in the U.S. or abroad.

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

We believe that the cash, cash equivalents and available-for-sale securities, will be sufficient to fund our continuing operations and other demands and commitments through 2009. After, and possibly prior to, such date we may need to raise substantial additional capital to:

•	continue our research and development programs;

•	commercialize our Northstar Stroke Recovery System, if approved by the FDA, for commercial sale; and

•	fund our operations generally.

Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	clinical trial results;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third party patent or other intellectual property rights;

•	the timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our Northstar Stroke Recovery System and any products that we may develop;

•	the rate of market acceptance of our Northstar Stroke Recovery System and any other future products;

•	the effect of competing products and market developments;

•	any revenue generated by sales of our future products; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Until the time, if ever, when we can generate a sufficient amount of product revenue, we expect to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration, licensing arrangements, and grants, as well as through interest income earned on cash balances.

Additional capital may not be available on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, our shareholders may experience dilution. Debt financing, if available, may involve restrictive covenants or additional security interests in our assets. Examples of such restrictive covenants may include limitations on our ability to incur additional debt or liens on any of our assets, dispose of our property, make dividend payments or distributions to our shareholders or enter into certain transactions that would result in a change in control of us. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to delay, reduce the scope of, or eliminate some or all of, our development programs or liquidate some or all of our assets.

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

In order to address the concerns that gave rise to the reportable condition in 2005, we are devoting significant resources to remediating and improving our internal control, including hiring additional personnel with relevant experience working with public companies and enhancing the policies and procedures surrounding our financial statement close process. We cannot be certain that these measures will ensure that we implement and maintain adequate control over our financial processes and reporting in the future.

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

The medical device industry is highly competitive and subject to rapid technological change. In particular, the neurostimulation industry in which we operate has grown significantly in recent years, and is expected to continue to expand as technology continues to evolve and awareness of neurostimulation as an effective or potential therapy for many applications expands. We face potential competition from competing neurostimulation technologies, off-label use of current technologies, and currently available, non-invasive, stroke therapies that are medically accepted for treating large populations of stroke survivors and for which reimbursement levels are or may be established. Many of our competitors in the field of neurostimulation devices have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly if they pursue competing solutions through collaborative arrangements with large and established companies.

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

Our stock price is likely to be volatile. The stock market in general and the market for small healthcare companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common stock may be influenced by many factors, including:

•	results of our clinical trials;

•	delays in enrolling or conducting our ongoing clinical trials, or other developments concerning ongoing clinical trials;

•	delays in obtaining regulatory approvals for clinical trials or commercial marketing efforts;

•	failure of any of our future products, if approved for commercial sale, to achieve commercial success;

•	regulatory developments in the U.S. and foreign countries;

•	regulatory issues related to our quality systems;

•	developments or disputes concerning patents or other proprietary rights;

•	ability to manufacture our products;

•	public concern over our products;

•	introduction of competing products;

•	litigation or other disputes with third parties;

•	departure of key personnel;

•	sales or anticipated sales of our common stock;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

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

We received net proceeds of $112.0 million from the offering and as of October 26, 2006, we had invested $108.2 million from the offering in money market accounts and investment securities and had used $3.7 million:

•	for direct costs to complete our ongoing EVEREST clinical trial;

•	to continue the development of our cortical stimulation therapy system for applications other than stroke motor recovery, including other clinical trials and research programs;

•	to build sales and marketing capabilities to support the anticipated commercial launch of our Northstar Stroke Recovery System; and

•	working capital and other general corporate purposes.

The amounts we actually expend in these areas may vary significantly from our expectations and will depend on a number of factors, including actual results of our clinical trials, operating costs, capital expenditures and any expenses related to defending claims of intellectual property infringement.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHSTAR NEUROSCIENCE, INC.

Dated: November 3, 2006	/s/ Raymond N. Calvert
Raymond N. Calvert Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002