Form 10-K
period 2006-12-31
Northstar Neuroscience, Inc.
filed 2007-03-19
CIK 1351509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-51951

Northstar Neuroscience, Inc.

(Exact name of registrant as specified in its charter)

WASHINGTON	91-1976637
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2401 FOURTH AVENUE, SUITE 300
SEATTLE, WASHINGTON	98121
(Address of registrant’s principal executive offices)	(Zip Code)

(206) 728-1477

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $142,600,000 as of June 30, 2006.

As of February 28, 2007, 25,796,353 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Proxy Statement with respect to the 2007 Annual Meeting of shareholders to be held June 13, 2007 are incorporated by reference into Part III of this annual report.

PART I

ITEM 1.	BUSINESS

Overview

Northstar Neuroscience, Inc. is a medical device company focused on developing and commercializing innovative neurostimulation therapies for a broad range of neurological diseases and disorders. Our proprietary system, the Renova™ Cortical Stimulation System, is designed to deliver targeted electrical stimulation to the outermost layer of the brain, or the cortex, in a process called cortical stimulation. Because the cortex can be surgically accessed relatively easily, our cortical stimulation therapy system can be implanted in approximately one to two hours by a single neurosurgeon. Our initial product candidate, the Renova-ST Cortical Stimulation System, or Renova-ST, is designed to enhance recovery of hand and arm motor function in patients who have suffered a stroke. We refer to this as stroke motor recovery. According to the American Stroke Association, or ASA, there are over 5.7 million stroke survivors in the United States, approximately half of who suffer from hand or arm motor impairment. We are also studying therapeutic applications of our cortical stimulation therapy for other neurological conditions including: stroke-related aphasia, which is an impaired ability to speak following a stroke; tinnitus, which is a chronic, often intense, ringing in the ears that can be severely disabling; and major depressive disorder. Because the cortex controls many neurological functions, our cortical stimulation therapy system has the potential to treat these and other neurological diseases and disorders.

We are currently conducting a pivotal trial for stroke motor recovery, called EVEREST, using our Renova ST. If the EVEREST trial is successful, we will seek approval from the U.S. Food and Drug Administration, or FDA, to market our system. As of December 31, 2006, 118 out of a maximum of 174 patients had been randomized in the EVEREST trial, and we expect to complete the four-week primary endpoint follow-up on the last EVEREST patient by the end of 2007. In our two prior feasibility trials, 75% of the total patients who received our cortical stimulation therapy delivered in conjunction with intensive rehabilitative therapy showed clinically meaningful improvement, as defined in those trials, in measurements of motor function compared to their initial baseline measurements. In addition, the investigational patients also showed improvement in their ability to perform activities of daily living. We believe our feasibility trials also indicate that our cortical stimulation therapy is safe and that the results were sustained over time.

We are developing a significant intellectual property position relating to key aspects of our cortical stimulation therapy, including identifying the patient-specific site of stimulation, stimulating at a subthreshold level, using appropriate stimulation parameters for different diseases and disorders, and conducting adjunctive therapy delivered in conjunction with cortical stimulation therapy. We believe that our intellectual property portfolio will provide a significant competitive advantage.

Market Opportunity

Neurostimulation Market

The field of neurostimulation—a form of therapy in which a low-voltage electrical current is used to treat medical conditions affecting different parts of the central nervous system—has grown dramatically in recent years. According to industry sources, the worldwide market for neurostimulation devices grew to greater than $1.5 billion in 2006, representing a compound annual growth rate in excess of 20%.

FDA-approved and cleared neurostimulation devices are currently utilized to treat a range of indications, including chronic pain, epilepsy, essential tremor, Parkinson’s disease, hearing loss, and depression. These devices are implanted in the body and are used to stimulate different parts of the central nervous system, including the spinal cord, sacral nerves, vagus nerve, and deeper structures of the brain. Clinical trials are being conducted by companies utilizing these and other methods of neurostimulation for additional applications, such as treatment of obesity, migraine headaches, and obsessive-compulsive disorder.

Because the cortex controls or influences many neurological functions, including movement, hearing and speech, as well as various neuropsychological functions, cortical stimulation therapy has the potential to treat a variety of neurological diseases and disorders. The cortex can also be surgically accessed more easily than deeper brain structures. We believe there are no approved therapies for neurostimulation of the cortex that are comparable to ours.

Stroke Market Opportunity

Stroke is a medical condition involving the death of brain cells caused by blood clot or rupture of blood vessels leading to or within the brain. There are two types of stroke: ischemic, caused by a blood clot within an artery; and hemorrhagic, caused by the sudden rupture or bursting of such an artery. According to the ASA, ischemic strokes account for approximately 88% of all strokes in the United States.

Stroke is the leading cause of serious, long-term disability in the United States and, according to the ASA, the annual healthcare burden of stroke-related care in the United States alone is expected to exceed $62.7 billion in 2007. The ASA estimates that in the United States there currently are more than 5.7 million stroke survivors, and each year approximately 550,000 additional people survive a stroke. Many of these stroke survivors are left significantly and permanently disabled. Worldwide, approximately 15 million people suffer a stroke each year. We expect the incidence and prevalence of stroke, and stroke-related physical impairments, to grow as life expectancies and the population over the age of 65 increases.

Hemiparesis, which is weakness or partial paralysis of one side of the body, is the most common disability caused by stroke. Approximately one-half of stroke survivors in the United States suffer from hand or arm impairment, called upper-extremity hemiparesis. In addition, approximately 20% of stroke survivors in the United States suffer from aphasia.

Conventional Treatments for Stroke and Stroke Recovery

After an ischemic stroke, an attempt may be made to restore blood flow by using a drug to dissolve the clot that is obstructing the blocked vessel. However, the time in which clot-dissolving drugs can be safely and effectively administered is limited to approximately three hours. The ASA estimates that less than 5% of people who suffer ischemic strokes receive clot-dissolving drugs. Most stroke survivors end up with some form of permanent impairment, including upper-extremity hemiparesis or aphasia.

Patients who are assessed to have a disability resulting from a stroke are typically referred to a rehabilitation facility to undergo rehabilitative therapy. Rehabilitative therapy for stroke patients involves exercises and tasks designed to increase strength, mobility, range of motion, and overall function of disabled limbs. The patient also learns to compensate with the unimpaired limb.

Within several months after a stroke, improvement in motor function typically reaches a plateau. With only a partial restoration of lost motor function, patients must learn to live with and adapt to disabilities that impact their quality of life and ability to perform many of the activities of daily living. Researchers are looking at more intensive therapies, in some cases using robotic or other devices that stimulate muscles locally, to try to further improve function of patients suffering from stroke-related disabilities.

The current treatment alternatives for stroke and stroke motor recovery have significant limitations. Most stroke victims do not seek medical attention until hours after the onset of their strokes, and by the time they reach a hospital, it is often too late for clot-dissolving drugs or other acute interventions to be effective. In addition, clot-dissolving drugs and device interventions typically require imaging analyses to determine the type of stroke, and are only administered in hospitals with a catheter laboratory. Furthermore, they require additional time to administer, and require the immediate availability of physicians with specialized skills. As a result, most stroke survivors end up with some form of permanent motor impairment, including upper-extremity hemiparesis or aphasia. Traditional rehabilitative therapy generally can only partially restore motor function, and as a result, the typical patient must learn to live with and adapt to disabilities that impact the patient’s quality of life and ability to perform many activities of daily living. The limitations of current treatments and rehabilitative therapies have produced a large and growing population of motor-impaired stroke survivors who could benefit from improved therapies to assist in their recovery.

Our Solution

We are developing our Renova Cortical Stimulation System to deliver targeted electrical stimulation to the cortex. We are evaluating our system for use in treating stroke related upper-extremity hemiparesis, stroke-related aphasia, tinnitus, and depression, which are disabling neurological disorders that afflict large numbers of patients. We believe that cortical stimulation therapy may be useful for treating these and other neurological diseases and disorders. The Renova Cortical Stimulation System can be implanted by a neurosurgeon in a relatively simple one to two hour surgical procedure.

The Renova Cortical Stimulation System is comprised of the following components:

•	Implantable pulse generator or IPG—an electrical stimulator that is implanted in the pectoral (upper chest) area just beneath the skin.

•

Cortical stimulation lead—an electrode connected to the IPG, which is used to deliver stimulation to the cortex. The electrode is placed on top of the dura, which is the tough membrane that covers the brain’s surface.

•

Programming system—a handheld computer attached to a programming device which allows communication with the implanted IPG device. This system allows the clinician to turn the device on/off and to set/modify stimulation parameters.

Our initial product candidate, the Renova-ST, is intended to facilitate stroke motor recovery by enhancing neuroplasticity, in which other areas of the brain take over the function of stroke-damaged areas. Following a stroke, the human brain naturally begins to change the function of neural pathways in areas of the cortex not impacted by the stroke, which can help restore motor function. The cortex, with its extensive network of interconnected neurons, is an important site for neuroplasticity to occur. To our knowledge, we are the only company pursuing electrical stimulation of the cortex for stroke motor recovery.

We use functional magnetic resonance imaging, or f MRI, to target the specific neuroplastic region of an individual patient’s cortex that has taken over motor control of the stroke-impaired limb. After identifying the primary site of neuroplasticity using f MRI, a small electrode is placed on the tough membrane covering the brain, called the dura, immediately above the targeted area of the motor cortex. To power the electrode, an implantable pulse generator, or IPG, is also implanted, in the chest just beneath the skin, and connected to the lead. Cortical stimulation is then provided while the patient is undergoing intensive rehabilitative therapy. The stimulation is subthreshold, meaning that it does not evoke movement and cannot be felt by the patient. Following completion of the cortical stimulation therapy, our system is surgically removed from the patient.

We believe that our Renova-ST will offer the following advantages to stroke patients and practitioners:

•

Broad treatment window. Stroke survivors with upper-extremity hemiparesis typically receive rehabilitative therapy only during the first few weeks or months following their strokes. After this period, recovery of motor function typically reaches a plateau and many patients must adapt to a life of impaired motor function. In our two feasibility trials, cortical stimulation therapy improved motor function measurably in ischemic stroke survivors with chronic upper-extremity hemiparesis, even when administered months and years after their strokes. In our first feasibility trial, patients were treated an average of 28 months post-stroke, and in our second feasibility trial, patients were treated an average of 33 months post-stroke, with patients ranging from four months to eight years post-stroke.

•

Patient-specific treatment. Our studies have shown that the region of the brain where neuroplastic activity occurs can vary from patient to patient, making patient-specific targeting important for optimizing the overall efficacy of treatment. Our cortical stimulation therapy uses f MRI to determine the primary location of a specific patient’s motor cortex that has taken over control of hand or arm movement, which enables the neurosurgeon to place the electrode on the dura over that patient-specific site. We own issued patents and patent applications that include claims that relate to the use of electrical stimulation to treat neurological diseases and disorders of the brain by using imaging methods, such as f MRI, to target patient-specific stimulation sites of the cortex.

•

Enhanced motor function. In our two feasibility trials, 75% of the total patients who were treated with our cortical stimulation therapy in conjunction with rehabilitative therapy showed clinically meaningful improvement, as defined in those trials, in hand and arm motor function compared to less than 40% of the total patients in the group that received only rehabilitative therapy. Patients achieving functional gains in these trials also reported improvements in their ability to perform activities of daily living.

•

Sustained outcomes. In both our human and animal trials, improvements in motor function that resulted from cortical stimulation in conjunction with rehabilitative therapy were retained several months after the end of therapy, suggesting a sustained effect of our therapy.

•

Ease of implantation. We believe the surgical procedure for implanting the Renova-ST, which does not require penetration into the brain, can be performed by most neurosurgeons with minimal additional training.

•	Short surgical procedure. Our Renova-ST can be surgically implanted in approximately one to two hours, and the procedure can be completed by one neurosurgeon.

•

Favorable safety profile. We believe that the surgical approach for implanting our system contributes to a favorable safety profile of our device. As of December 31, 2006, our cortical stimulation therapy had been safely used in more than 85 patients with no deaths or device-related unanticipated adverse events.

Our Business Strategy

Our goal is to become the leading provider of neurostimulation solutions for patients who suffer from ischemic stroke and other neurological diseases and disorders by establishing our Renova Cortical Stimulation System as the treatment of choice for multiple neurological applications. The key elements of the business strategy by which we intend to achieve these goals include:

•

Communicating the benefits of cortical stimulation therapy by publicizing clinical results obtained by leading clinicians. Even though neurostimulation is a widely recognized and approved method for treating various neurological diseases and disorders, the field of cortical stimulation is an emerging treatment modality. As a result, we believe it will be important to increase awareness of our Renova Cortical Stimulation System, and cortical stimulation therapy in general, by continuing to generate strong clinical and scientific data through collaborations with key opinion leaders at leading stroke, academic and medical institutions.

•

Commercializing our Renova Cortical Stimulation System for stroke motor recovery, the Renova-ST. We intend to introduce our technology into commercial markets by focusing initially on gaining regulatory approval of the Renova-ST. As the regulatory process nears completion, we plan to begin building a highly focused sales team to market the system to medical decision makers. We will focus on establishing referral networks among neurologists, stroke physiatrists, rehabilitation physical therapists, and neurosurgeons who may be directly involved in application of our cortical stimulation therapy, as well as among primary care physicians and other doctors who treat stroke survivors in the months and years after a stroke. We believe this approach will enable us to reach the broadest potential market of stroke survivors who may be candidates for cortical stimulation therapy.

•	Establishing third party reimbursement for cortical stimulation therapy. We believe that insurance billing codes and reimbursement rates currently exist for the surgery required to implant and remove our device system and for the related rehabilitative therapy and device programming sessions. If we secure FDA marketing approval for our Renova-ST, we plan to seek specific and appropriate coverage for our device from the Centers for Medicare and Medicaid Services, or CMS, and private insurers. We plan to assist patients and healthcare providers in securing coverage and appropriate reimbursement for our device system from insurers through a dedicated reimbursement group and the provision of detailed supporting documentation.

•

Leveraging our technology platform to pursue additional neurological applications. We believe that cortical stimulation therapy has the potential to become an effective treatment for a variety of other neurological diseases and disorders beyond stroke motor recovery. We are currently evaluating our cortical stimulation technology platform for the treatment of stroke-related aphasia, tinnitus and depression. Based on the results of our feasibility trials, we may initiate additional larger clinical trials for these applications.

•

Expanding and strengthening our intellectual property position. We believe our cortical stimulation therapy system represents a novel, proprietary neurostimulation technology. We believe that our patents and patent applications broadly cover the use of cortical stimulation therapy in the treatment of neurological diseases and disorders. We intend to continue to pursue further intellectual property protection through United States and foreign patent applications.

Our Renova Cortical Stimulation System

Our Renova Cortical Stimulation System delivers low-level electrical stimulation targeted at patient-specific areas of the cortex through an electrode placed on the dura. The electrical stimulation delivered is subthreshold, meaning that the patient cannot feel the stimulation and no movement is evoked.

Initial Application: Stroke Motor Recovery

We are developing the first application of our Renova Cortical Stimulation System for stroke motor recovery, the Renova-ST. The treatment methodology involves three steps:

•

fMRI and Brain Mapping. The areas of the cortex that correspond to particular motor functions, such as hand and arm movement, are generally well known in healthy subjects. However, in stroke patients, the target neuroplastic area, which is the part of the brain now controlling the stroke-disabled limb, varies from person to person. Identifying patient-specific brain regions related to motor function in such stroke patients requires some form of mapping of the brain. Using f MRI, which is an imaging technique used to study brain activity, we can determine which parts of the brain control different types of physical activity, such as movement of the patient’s impaired limb. The increased blood flow to the activated areas of the brain associated with a particular movement can be identified on an f MRI scan. In our pivotal trial, patients undergo f MRI scanning of the brain to identify the cortical area that exhibits neuroplasticity, and is now controlling the impaired limb, so we can target that specific area for cortical stimulation.

•

IPG and Cortical Stimulation Lead Implantation. The IPG and lead are surgically implanted in a process that typically is performed by a single neurosurgeon in approximately one to two hours. In the procedure, patients are placed under general anesthesia, and then a small opening in the skull, approximately four centimeters in diameter, is made above the previously identified targeted cortical site. The neurosurgeon then implants and sutures the electrode on the dura, the membrane covering the brain. The electrode does not actually touch the brain. The lead is then tunneled beneath the scalp and skin and connected to the IPG, which is placed just beneath the skin in the upper chest area, just below the collarbone. In our clinical trials, the patient is hospitalized overnight for observation. We believe that this surgical procedure is relatively routine for neurosurgeons, and that this procedure has the potential to be performed on an outpatient basis in the future.

•

Stimulation with Therapy. Our pivotal trial protocol calls for six weeks of intensive hand and arm rehabilitative therapy. For investigational patients, our system is activated using our programming system to deliver subthreshold electrical stimulation during these therapy sessions. Our Renova-ST is activated only during the rehabilitative therapy sessions because our preclinical trials have shown that the desired neuroplastic effect on hand and arm motor improvement occurs only when cortical stimulation is delivered simultaneously with rehabilitative therapy. The Renova-ST is surgically removed following completion of the rehabilitative therapy program.

Other Potential Applications

We are investigating the potential application of our cortical stimulation therapy system to treat other neurological diseases and disorders in addition to stroke motor recovery. For each of these new investigative clinical applications, the surgery to implant the IPG and lead is substantially the same. However, for neurological diseases and disorders other than stroke and stroke-related aphasia, the location of the electrode on the dura, the electrode length, width and configuration, and the IPG electrical stimulation parameters, may be different. The mechanism of action for other applications also may vary and will not always be based on the concept of enhancing neuroplasticity.

We are conducting clinical trials using our cortical stimulation system to treat the following neurological diseases and disorders:

•

Stroke-Related Broca’s Aphasia. Aphasia is difficulty in speaking caused by a stroke or other brain injury. According to the National Institutes of Health, there are approximately one million people in the United States with aphasia, most due to stroke. The American Stroke Association reports that almost 20% of stroke survivors in the United States suffer from aphasia. Aphasia can be very debilitating because it affects patients’ ability to communicate and may isolate them socially. The only existing therapy for aphasia is intensive speech and language therapy, which we believe has limited benefits. We believe that stimulation of the neuroplastic area associated with control of a patient’s speech, administered in combination with intensive speech and language therapy, may be effective in treating some aphasia patients, particularly patients suffering from stroke-related Broca’s aphasia, as well as patients suffering from other forms of non-fluent aphasia, which is an impaired ability to speak intended words. Broca’s aphasia is one of several forms of non-fluent aphasia. It is associated with motor control of speech and afflicts a portion of stroke-related aphasia patients. We are currently conducting a feasibility trial, which we call CHESTNUT, for the application of our cortical stimulation therapy system to treat stroke-related Broca’s aphasia. For this application, like stroke motor recovery, the system provides stimulation only in conjunction with rehabilitative speech and language therapy and is surgically removed following the therapy regimen.

•

Tinnitus. Tinnitus is a condition characterized by perceived sound in the absence of an actual external sound, which often is described by patients as an abnormal ringing in the ears. According to the American Tinnitus Association, there are 50 million people in the United States who experience tinnitus, 12 million of whom seek medical attention each year. Of these, two million are considered to be severely disabled by this condition, in that it can interfere with sleep, social interaction and work. There are currently no effective, widely-used therapies for severe tinnitus. We believe, based on our research and published literature, that cortical stimulation may be effective in interfering with neural pathways that cause tinnitus. We are currently conducting a feasibility trial, which we call SAHALE, for the application of our cortical stimulation therapy system to treat severe tinnitus. For this application, our system provides sustained electrical stimulation.

•

Depression. Major depressive disorders are the most common of all psychiatric disorders. The World Health Organization estimates that 340 million people worldwide suffer from an episode of major depression each year, accounting for 4.4% of the overall global disease burden. In the United States, about 19 million people are affected by a depressive disorder, with a lifetime risk of about 17% for a major depressive disorder. While depression can be effectively treated in the majority of patients by medication and psychotherapy, approximately 30% of patients fail to respond. Based on published literature demonstrating that cortical activity is diminished in certain regions of the prefrontal cortex of patients with depression, we believe that direct cortical stimulation will be beneficial for treating major depressive disorder. We are currently conducting a feasibility study called PROSPECT to assess the safety and efficacy of stimulating the prefrontal cortex in patients with major depressive disorder.

Clinical Trials

The following table summarizes a selection of our cortical stimulation clinical trials:

Application	Clinical Trial	Type	Description	Sites	Number of Patient Data Sets	Status
Stroke Motor Recovery	EVEREST	Pivotal	Pivotal trial focused on obtaining safety and efficacy clinical data in support of PMA submission	21	151 (anticipated)	Enrolling
Stroke Motor Recovery	ADAMS	Feasibility	Initial trial of cortical stimulation therapy for stroke motor recovery	3	8	Study Completed November 2003
Stroke Motor Recovery	BAKER	Feasibility	Second trial of cortical stimulation therapy for stroke motor recovery	9	24	Study Completed October 2004
Stroke-Related Broca’s Aphasia	CHESTNUT	Feasibility	Initial trial of cortical stimulation therapy to treat Broca’s aphasia following stroke	3	8	Enrollment Completed
Tinnitus	SAHALE	Feasibility	Initial trial of cortical stimulation therapy to treat tinnitus	1	8	Enrollment Completed
Depression	PROSPECT	Feasibility	Initial trial of cortical stimulation therapy to treat depression	3	12	Enrolling

Stroke Motor Recovery:

We have completed two stroke motor recovery feasibility trials, called ADAMS and BAKER, and are currently conducting a pivotal stroke motor recovery trial called EVEREST. In our stroke motor recovery feasibility trials, we used a number of validated and clinically accepted measures to assess the safety and efficacy of our stroke motor recovery therapy, including either or both of the following: the Upper Extremity Fugl-Meyer (UEFM) test and the Arm Motor Ability Test (AMAT). These tests can be summarized as follows:

•

UEFM: a measure of neurologic and motor function that evaluates the ability of patients to control the movement of their shoulders, arms, wrists and hands. The score range is from 0 to 66, with a higher score corresponding to better function.

•

AMAT: a measure of selected activities of daily living that includes feeding, dressing and other general activities. Patients are scored for speed, function and quality of movement. Function and quality scores range from 0 to 5, with a higher score corresponding to better performance.

EVEREST (Pivotal Trial for Stroke Motor Recovery)

We are currently conducting a pivotal trial to evaluate the safety and efficacy of our Renova-ST, in conjunction with intensive rehabilitative therapy, in improving hand and arm function in ischemic stroke survivors with chronic upper-extremity hemiparesis. This pivotal trial, called EVEREST, is a randomized, single-blinded trial that will involve data from at least 151 patients (100 investigational patients and 51 control patients) at up to 21 sites throughout the United States. Depending on the attrition level, which is the number of enrolled patients who fail for any reason to complete the trial, we will have to treat more than 151 patients to end up with the required amount of complete patient data for the FDA. Our clinical plan assumes that the attrition level could be as high as 20%. We will monitor actual patient attrition during the trial and increase our enrollment accordingly. We currently have approval from the FDA to treat up to 174 patients in the EVEREST trial. If we are required to treat more than 174 patients in the EVEREST trial to obtain a full set of data on 151 patients, we will request an increase in the permissible number of patients from the FDA. As of December 31, 2006, the attrition rate in the EVEREST trial was approximately 10%.

The safety endpoint will be assessed by measuring the proportion of patients who are classified as having any of the following outcomes between the time of enrollment and the time that the rehabilitation program is complete: death, medical morbidity, seizure, or decline in neurological status. The trial safety events are being reviewed by an independent group of physicians comprising a data safety monitoring board, which meets approximately every six months. To date, there have been no unanticipated adverse device events in the EVEREST trial.

The primary efficacy endpoint for the EVEREST trial is an assessment of the percentage of patients in the investigational group who, four weeks after completion of the six-week rehabilitative therapy period, achieve clinically meaningful improvement in their UEFM and AMAT tests, compared to the percentage of patients in the control group who achieve clinically meaningful improvement in both tests. We will also be comparing results of patients in the investigational group to those in the control group using a number of secondary endpoints, including the Box and Blocks test, which measures manual dexterity by counting the number of blocks a patient can move from one box to another in one minute. In addition, we will be conducting neuropsychological testing of each patient before and after therapy, and will study changes in brain f MRI images before and after completion of the therapy.

In the materials we have submitted to the FDA in connection with our pivotal trial, we have stated that, based on published literature and clinical experience, we will consider our cortical stimulation therapy to be effective if the percentage of patients in the investigational group who achieve clinically meaningful improvement in both the UEFM and the AMAT tests is at least 20 percentage points greater than the percentage of patients in the control group who achieve clinically meaningful improvement in both tests. Our trial analysis will consider a 4.5 point gain, from the patient’s initial baseline score, to be clinically meaningful for the UEFM test, and a 0.21 point gain, from the patient’s initial baseline score, to be clinically meaningful for the AMAT.

As of December 31, 2006, 118 patients had been randomized in the EVEREST trial, 87 of which had completed the four-week follow-up evaluation, which is the time at which we assess the primary efficacy endpoint. We believe that we will complete the four-week primary endpoint follow-up on the last EVEREST patient and submit to the FDA by the end of 2007.

BAKER (Second Feasibility Trial for Stroke Motor Recovery)

The BAKER trial was our second feasibility trial, and was designed to assess both the safety and efficacy of our cortical stimulation therapy in stroke survivors with chronic upper-extremity hemiparesis. The trial, conducted in 2003 and 2004, involved 24 randomized patients at nine sites in the United States. All of the patients were more than four months past their strokes, with an average of 33 months post-stroke. The 12 patients in the investigational group underwent up to six weeks of cortical stimulation therapy in conjunction with intensive rehabilitative therapy, compared to up to six weeks of equivalent rehabilitative therapy only in the control group. We used a fully-implanted system for the BAKER trial, with an IPG and programming wand that were obtained under license from a third party manufacturer. All implanted components of the system were removed after the last rehabilitative therapy session.

We believe the results from the BAKER trial further indicate the safety and efficacy of our cortical stimulation therapy for stroke motor recovery realized in our initial ADAMS trial. Fifty percent of the investigational patients achieved clinically meaningful improvements in both the UEFM and AMAT efficacy measures at follow-up weeks four, and 24. The average improvement in UEFM scores was 16.6% for the investigational group and 7.2% for the control group. Despite the small size of the trial, at follow-up week four the composite endpoint for the investigational group was greater at a statistically significant level than the composite endpoint for the control group. At follow-up week four, the percentage of patients in the investigational group who achieved clinically meaningful improvements in both the UEFM and AMAT efficacy measures were more than 40 percentage points greater than the percentage of patients in the control group who achieved such clinically meaningful improvements. Our Baker trial analysis considered a 3.5 point gain from the patient’s initial baseline score to be clinically meaningful for the UEFM test and a 0.21 point gain from the patient’s initial baseline score to be clinically meaningful for the AMAT.

ADAMS (First Feasibility Trial for Stroke Motor Recovery)

The ADAMS trial was our initial clinical trial and was designed to evaluate the safety of delivering cortical stimulation to stroke survivors with chronic upper-extremity hemiparesis. The trial included 10 randomized patients at three sites in the United States. All of the patients were more than four months past their strokes, with an average of 28 months post-stroke. The four patients in the investigational group who completed the trial underwent three weeks of cortical stimulation therapy in conjunction with intensive rehabilitative therapy, compared to three weeks of equivalent rehabilitative therapy only for the four patients in the control group. At the time of the ADAMS trial, we did not have access to an implantable pulse generator, so stimulation was provided by an external pulse generator connected through an externalized lead. The electrode was placed above the neuroplastic area of the cortex in substantially the same manner as for the BAKER and EVEREST trials, but after the lead was tunneled to the chest area, it was externalized from the patient and connected to the external pulse generator during rehabilitative therapy sessions. Two patients experienced complications with infections related to the externalized lead, both of which were resolved with administration of antibiotics. Neither patient completed the trial.

We believe the results from the ADAMS trial indicate the safety and efficacy of our cortical stimulation therapy, with no deaths, or unanticipated adverse device events. The average improvement in UEFM scores was 28.6% for the investigational group and 5.7% for the control group.

The ADAMS clinical investigators conducted fMRI imaging studies of the patients’ brains before and after completion of therapy. The results of the imaging studies were published in the May 2005 issue of Stroke. In the control group they saw essentially no change from the patients’ baseline f MRI images. In the investigational group, however, the investigators observed that the patients’ brains showed a reduced cortical activation volume associated with more centralized neural activity in connection with hand and arm movement following treatment compared to their baseline f MRI images. We believe that the f MRI imaging studies indicate that the more centralized neural activity correlates with the patients’ improved performance in motor function. The ADAMS trial data have been presented at several prominent medical congresses, and have been published in Neurosurgery, the official journal of the Congress of Neurological Surgeons.

CHESTNUT (Initial Feasibility Trial for Stroke-Related Broca’s Aphasia)

The CHESTNUT trial was designed to evaluate the safety and efficacy of our cortical stimulation therapy in the treatment of stroke-related Broca’s aphasia. The CHESTNUT trial assessed eight patients and was a randomized single blinded study with four investigational patients receiving cortical stimulation in conjunction with intensive speech and language therapy, and four control patients receiving the same speech and language therapy without cortical stimulation. Patient improvement in speech function was assessed after completion of six weeks of therapy using clinically-accepted measures of speech function. The protocol for identifying the patient-specific area of the motor cortex to be targeted was similar to the protocol being used in the EVEREST trial, except that f MRI was used during speech and language tasks as opposed to motor tasks.

As of December 31, 2006 we had reached the primary endpoint for all patients. The study’s principal investigators found that investigational cortical stimulation in combination with intensive speech-language therapy may result in greater language improvement for chronic Broca’s aphasia than speech-language therapy alone. Speech and language recovery was measured using the Western Aphasia Battery-Aphasia Quotient, or WAB-AQ. The investigational group showed a mean WAB-AQ improvement from baseline of 8.0 points both immediately post-therapy and at the six-week follow-up compared to 4.6 points and 5.5 points for the control group, respectively. A 5.0 point improvement from baseline is considered a successful outcome. In November 2006, we gained approval to collect longer-term data on all eight study-subjects. The collection of this longer-term data is ongoing and we anticipate completing our analysis during the second quarter of 2007.

SAHALE (Initial Feasibility Trial for Tinnitus)

The SAHALE trial is designed to evaluate the safety and efficacy of our cortical stimulation therapy in the treatment of tinnitus. The SAHALE trial will assess eight patients at up to three sites in the United States, and is a randomized, single-blinded trial. The therapy protocol involves a crossover period in which patients received active stimulation or sham stimulation in a blinded manner. Patient improvement will be assessed using clinically-accepted measures of tinnitus and other neurological functions. The patient-specific target for cortical stimulation of the auditory cortex was identified using audible sounds during an f MRI. In December 2006, we completed randomization of all eight patients in the trial and we expect to reach the primary endpoint in the first quarter of 2007.

PROSPECT (Initial Feasibility Trial for Depression)

The PROSPECT trial is designed to evaluate the safety and efficacy of our cortical stimulation therapy in the treatment of major depressive disorder. The PROSPECT trial will assess 12 patients at three sites in the United States, and is a randomized, single-blinded trial. After a multi-week observation period, patients are implanted with the Renova Cortical Stimulation System, then randomized to either active or sham stimulation in a blinded manner for an initial evaluation period. Subsequently, all patients receive active stimulation. We expect to reach the primary endpoint for all patients by the end of 2007.

PRECLINICAL

Prior to beginning clinical trials for stroke motor recovery, we conducted an extensive series of preclinical animal trials. For stroke motor recovery, there are a number of well-documented and validated animal models. Building on the concept of neuroplasticity, we have conducted and continue to conduct numerous preclinical trials in rats and monkeys designed to explore and optimize the effect of cortical stimulation therapy to enhance motor recovery following stroke-like brain lesions.

In our rat studies, we demonstrated that, after delivering subthreshold cortical stimulation in conjunction with training, rats returned to near their pre-lesion levels of performance on food retrieval tasks, while rats that received only training improved to a lesser degree. The difference between the groups was statistically significant. We were able to reproduce the rat data at different labs using different brain injury models and food retrieval tasks. Through histologic examination, which is the study of cells and tissue at a microscopic level, we were also able to identify anatomical changes in the rats’ brains that we believe correlated with the observed behavioral changes. We also conducted optimization studies with rats to evaluate the effects of delivering electrical stimulation for different periods of time and with different stimulation parameters.

In monkeys, after inducing a brain injury mimicking stroke and delaying therapy for approximately four months, we observed an approximate 50% improvement in the monkeys’ motor function after delivering subthreshold cortical stimulation in conjunction with training on food retrieval tasks for 10 to 12 days. Further evaluation of these monkeys six months after the end of their therapy showed that they had retained their post-therapy levels of improvement, suggesting a sustained effect of our stroke motor recovery therapy. Cortical mapping of the monkeys’ brains also showed significant anatomical changes that we believe correlated with the observed behavioral changes.

In September 2005, our preclinical collaborators at leading academic research centers received a $3.9 million grant from the National Institute of Neurological Diseases and Disorders of the National Institutes of Health, or NIH. This is a four-year grant to conduct preclinical animal research designed to further optimize our cortical stimulation therapy to enhance stroke motor recovery. We participate in the planning of the animal research and are reimbursed for the device and engineering costs associated with this study.

Sales and Marketing

Commercializing our Renova Cortical Stimulation System for stroke motor recovery, the Renova-ST, will involve marketing to four different constituencies:

•	healthcare providers to the stroke community, including:

•	neurosurgeons, who perform the surgical implant of our device systems,

•	neurologists, physiatrists, and rehabilitation therapists, who interact with stroke survivors shortly after their stroke and who refer patients to therapy and

•	primary care physicians and other medical decision makers, who interact with stroke survivors at later stages following a stroke;

•	key stroke institutions such as hospitals and stroke rehabilitation centers, and the opinion leaders at these institutions;

•	stroke survivors and their families; and

•	healthcare payors.

If we are successful in securing FDA marketing approval, we will initially focus our sales efforts on neurosurgeons, neurologists and stroke physiatrists because we believe that referrals by these physicians, together with self-referrals by patients, will drive initial adoption of the Renova-ST.

Although the number of stroke survivors in the United States is large, the clinicians who care for many of them are predominately concentrated in several hundred hospitals and rehabilitation centers. As a result, we believe a direct sales force will be effective for us to reach our target market. We intend to build a highly-focused sales and marketing infrastructure to market the Renova-ST.

We are currently engaged in efforts within the medical and stroke survivor communities to increase awareness of cortical stimulation therapy and the potential benefits of our Renova-ST in treating upper-extremity hemiparesis. These efforts include the presentation and publication of scientific data on our clinical trials, and preclinical science, by key physicians at several leading stroke centers, including Northwestern Memorial Hospital, the Rehabilitation Institute of Chicago, the University of Cincinnati, the University of Pennsylvania, the University of Arizona, Oregon Health Sciences University and the University of Illinois Medical Center at Chicago, among others.

Reimbursement

Neurostimulation is currently FDA-approved and reimbursed for several indications. We believe that insurance billing codes and payment exist for the majority of the activities associated with our cortical stimulation therapy, including:

•	imaging;

•	implantation and removal of leads;

•	implantation and removal of the implantable pulse generator;

•	rehabilitation sessions; and

•	device programming sessions.

We have engaged reimbursement consultants to advise us on reimbursement strategy and implementation. If we secure FDA marketing approval for our Renova-ST, we plan to seek specific and appropriate coverage for the stroke application from CMS and private insurers. We intend to form a dedicated reimbursement group that will assist patients and healthcare providers in securing coverage and reimbursement from insurers.

Competition

The medical device industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products, designs, and processes. There currently is no FDA-approved cortical stimulation therapy for upper-extremity hemiparesis, and we believe we are the only company pursuing such an application, which enhances our competitive position. However, we face potential competition from:

•	current stroke rehabilitative therapies, including physical and occupational therapy;

•	robotic assist devices;

•	devices that stimulate peripheral nerves in the hand and arm;

•	investigational neurostimulation technologies such as transcranial magnetic stimulation and direct current stimulation;

•	off-label use of current neurostimulation devices, such as off-label use of spinal cord stimulators; and

•	drug therapies that are under development and neuroprotective drugs designed to protect damaged brain tissue during the acute phase of a stroke.

Many of our competitors in the field of neurostimulation devices, including: Medtronic, which develops deep brain stimulators and spinal cord stimulators; St. Jude Medical which develops spinal cord stimulators; Cyberonics, which develops vagus nerve stimulators; and Boston Scientific, which develops spinal cord stimulators and cochlear devices, among others, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, obtaining regulatory approvals, obtaining reimbursement and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

Product Development, Manufacturing and Supplier Relationships

We have designed and developed all of the elements of our Renova Cortical Stimulation System, other than the handheld programmer hardware. Our development efforts have been focused on using proven technologies and materials for the implantable portions of our system, while developing custom, proprietary circuitry and integrated circuits that facilitate flexible application of the system, primarily through proprietary software, to various investigational applications of cortical stimulation.

All of the elements of our system are produced by outside vendors according to our proprietary specifications. We use third parties to manufacture our system to minimize our capital investment, help control costs and take advantage of the expertise these third parties have in the large-scale production of medical devices. We do not currently plan to manufacture our system ourselves. All of our key manufacturers and suppliers have experience working with commercial implantable device systems, are FDA registered, and are regularly inspected by us. Our key manufacturers and suppliers have a demonstrated record of compliance with U.S. and international regulatory requirements.

We purchase components, materials and final assemblies from single sources due to quality considerations, costs, and constraints resulting from regulatory requirements. We have entered into multi-year agreements with our manufacturers and primary suppliers that generally require us to fulfill all of our manufacturing needs and purchase all of our worldwide requirements for components from these parties. Due to the exclusive and long-term nature of these agreements, regulatory requirements, and the custom nature of the parts we designed, we cannot quickly establish additional or replacement manufacturers or suppliers for the components of our cortical stimulation therapy system. We plan to address potential supply interruptions by maintaining a sufficient inventory stock to address potential temporary supply shortages.

Patents and Proprietary Rights

Our success depends in part on our ability to develop a competitive advantage over potential competitors for the treatment of neurological diseases and disorders with our cortical stimulation therapy. Our ability to obtain intellectual property that protects our cortical stimulation therapy and related processes will be important to our success. Our strategy is to protect our proprietary positions by, among other things, filing U.S. and foreign patent applications related to our technology, inventions, and improvements that are directed to the development of our business and our competitive advantages. Our strategy also includes developing know-how and trade secrets, and in-licensing technology related to cortical stimulation therapies.

As of February 20, 2007, we owned seven issued patents and 49 patent applications in the United States with one patent application under license and 19 patent applications in foreign jurisdictions. The U.S. patents that we own cover certain applications related to stroke motor recovery and movement disorders and expire in 2018, 2022, 2023 and 2024.

We also rely on trade secrets, technical know-how, and continuing innovation to develop and maintain our competitive position. To protect our intellectual property and proprietary technology, we also rely in part on confidentiality and non-competition agreements with our employees, consultants, and other third parties.

Our ability to operate without infringing the intellectual property rights of others and to prevent others from infringing our intellectual property rights will also be important to our success. We are aware of other companies investigating neurostimulation, including cortical stimulation, and of patents and published patent applications held by these companies in those fields. To this end, we have reviewed all neurostimulation patents owned by third parties of which we are aware and believe that our current product candidates do not infringe any valid claims of the third party patents that we have analyzed. There are a large number of patents directed to stimulation therapies, however, and there may be other patents or pending patent applications of which we are currently unaware that may impair our ability to operate. We are currently not aware of any third parties infringing our issued claims.

Government Regulation

United States

Each product that we currently plan to commercially distribute in the United States will require prior premarket approval from the FDA. Because our Renova Cortical Stimulation System is an implanted device, it is deemed to pose a significant risk. To market the Renova Cortical Stimulation System in the United States, the FDA must first approve the commercial application. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.

Premarket Approval

Our Renova Cortical Stimulation System is anticipated to be regulated as a class III medical device. FDA approval of a premarket approval application, or PMA, is required before marketing of most new class III medical devices in the United States. The process of obtaining premarket approval is costly, lengthy and uncertain. A PMA must be supported by extensive data including, but not limited to, technical, preclinical, and clinical trials to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. Among other information, the PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed device labeling.

If the FDA determines that a PMA is complete, the FDA accepts the application and begins an in-depth review of the submitted information. The FDA, by statute and regulation, has 180 days to review an accepted premarket approval application, although the review and response activities generally occur over a significantly longer period of time, typically one year, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. Because there is no FDA-approved cortical stimulation device on the market, a review panel may be convened as part of any FDA review of our Renova Cortical Stimulation System. In addition, the FDA will conduct a preapproval inspection of our and our suppliers’ facilities to evaluate compliance with quality system regulations. Under the Medical Device User Fee and Modernization Act of 2002, a fee to submit a PMA is applied and can be up to $281,600 per PMA, but certain companies, like Northstar Neuroscience, may qualify for a small business exemption. New PMAs or supplemental PMAs are required for significant modifications to the manufacturing process, labeling, use, and design of a device that is approved through the premarket approval process. Premarket approval supplements often require submission of the same type of information as a PMA except that the supplement is limited to information needed to support any changes from the device covered by the original PMA.

Clinical Trials

Clinical trials for a new device which may pose a “significant risk” require submission of an application for an investigational device exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Clinical trials for an investigational device may begin once the IDE application is approved by the FDA and the institutional review boards, or IRB, overseeing the clinical trial at the various investigational sites. We have obtained all such required approvals for all of our ongoing clinical trials prior to enrolling patients at our investigational sites. Clinical trials require extensive record keeping and reporting requirements. Our clinical trials must be conducted under the oversight of an IRB at the relevant clinical trial site and in accordance with applicable regulations and policies including, but not limited to, the FDA’s good clinical practice, or GCP, requirements. We, the trial data safety monitoring board, the FDA, or the institutional review board at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study patients outweigh the anticipated benefits.

Pervasive and Continuing FDA Regulation

Both before and after FDA approval, numerous regulatory requirements apply. These include:

•

quality system regulation, which requires manufacturers to follow design, testing, control, documentation, and other quality assurance procedures during the design and manufacturing processes and into commercialization;

•	regulations which govern product labels and labeling, prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling and promotional activities;

•

medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•	notices of correction or removal and recall regulations.

Advertising and promotion of medical devices are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, some promotional activities for FDA-regulated products have resulted in enforcement actions brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act, competitors and others can initiate litigation relating to advertising claims.

International

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ.

The primary regulatory environment in Europe is that of the European Economic Community, or EEC, which consists of 25 countries encompassing nearly all the major countries in Europe. Other countries that are not part of the EEC, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the EEC with respect to medical devices. The EEC has adopted Directive 90/385/EEC for active implantable medical devices and numerous standards that govern and harmonize the national laws and standards regulating a company’s quality system and the device design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices that are marketed in member states. Medical devices that comply with the requirements of the national law of the member state in which they are first marketed will be entitled to affix the CE mark, indicating that the device conforms to applicable regulatory requirements, and, accordingly, can be commercially marketed within EEC states and other countries that recognize this mark for regulatory purposes.

We intend to apply for CE marking approval for the stroke recovery indication and expect to have final CE marking approval during 2009. The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for our Renova Cortical Stimulation System (which falls into class III), the method involves a combination of a design dossier review of the safety and performance of the device, and an assessment usually of the design of the device and of the manufacturer’s quality system by a third party Notified Body. A Notified Body is a private commercial entity that is designated by the national government of a member state as being competent to make independent judgments about whether a product complies with applicable regulatory requirements. We intend to use TUV America Inc., of TUV Product Services in Munich, Germany, with whom we have prior experience, as the Notified Body for our CE marking approval process.

Research and Development

Our research and development expenses were approximately $18.3 million in 2006, $11.8 million in 2005, and $12.4 million in 2004. We expect our research and development expenditures to increase as we continue to devote resources to advancing our cortical stimulation technology.

Employees

As of December 31, 2006, we had 70 employees. Approximately 52 employees are engaged in research and development and 18 in marketing, finance and other administrative functions. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We believe that we maintain good relations with our employees.

Available Information

Our Internet website address is www.northstarneuro.com. We provide free access to various reports that we file with, or furnish to, the United States Securities and Exchange Commission, or SEC, through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can be accessed through the investor relations section of our website, or through www.sec.gov. Also available on our website are printable versions of Northstar’s Code of Conduct and charters of the Audit, Compensation, and Nominating and Governance Committees of our Board of Directors. Information on our website does not constitute part of this annual report on Form 10-K or any other report we file or furnish with the SEC.

ITEM 1A.	RISK FACTORS

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.

Risks Related to Our Business and Industry

We have incurred losses since inception and anticipate that we will continue to incur increasing losses for the foreseeable future.

We are a development stage company with a limited operating history and no revenue. As of December 31, 2006, we had a deficit accumulated during the development stage of $94.4 million. We have incurred losses in each year since our formation in 1999. Our net losses applicable to common shareholders for the fiscal years ended December 31, 2006, 2005, and 2004 were $27.1 million, $20.2 million, and $18.4 million, respectively. Development of a new medical device, including conducting clinical trials and seeking regulatory approvals, is a long, expensive and uncertain process. We expect to continue to incur significant and increasing operating losses for the next several years. These losses, among other things, have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

We expect our clinical and regulatory expenses to increase in connection with our ongoing clinical trials, trials that we may initiate in the future, and activities related to pursuing marketing approval of our Renova-ST by the U.S. Food and Drug Administration, or FDA. We also expect our product development expenses to increase in connection with our ongoing and future product development initiatives. In addition, we expect to incur significant corporate infrastructure and sales and marketing expenses, prior to recording sufficient revenue to offset these expenses, if our Renova-ST is approved for marketing by the FDA. Because of the numerous risks and uncertainties associated with developing new medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

Our product development programs are based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of products based on new technologies. The use of our Renova Cortical Stimulation System for stroke motor recovery and other neurological diseases and disorders is a novel application of neurostimulation therapy that has not previously been investigated to any meaningful extent. The novel nature of these applications results in significant challenges in regards to product development and optimization, government regulation, third party reimbursement and market acceptance. These challenges may prevent us from developing and commercializing products on a timely and profitable basis, or at all.

Our success as a company will depend heavily on the success of the initial application of our cortical stimulation therapy, our Renova Cortical Stimulation System, for which we are conducting a pivotal clinical trial. If we are unable to commercialize our Renova Cortical Stimulation System, our ability to generate revenue will be significantly harmed.

Since June 2003 we have invested substantially all of our financial resources and our research and product development efforts in our Renova Cortical Stimulation System, which we hope to introduce the Renova-ST for commercial sales starting in the first quarter of 2009, subject to FDA approval. We do not anticipate generating any revenue prior to that time. The commercial success of our Renova-ST tem will depend upon:

•	completing our ongoing EVEREST trial and successfully demonstrating the safety and efficacy for using our system in treating upper-extremity hemeparisis;

•	obtaining marketing approval from the FDA;

•	manufacturing of our system in commercial quantities;

•	the successful commercial launch of our system; and

•	the availability and levels of reimbursement by governmental and other third party payors, such as the Medicare and Medicaid programs and private healthcare insurers.

If we are unable to complete our EVEREST or other trials, or if we experience significant delays, our ability to commercialize our Renova Cortical Stimulation System and our financial position, will be impaired.

Our EVEREST trial protocol requires us to obtain clinical data from at least 151 patients to meet our primary safety and efficacy endpoints. Depending on the attrition level, which is the number of enrolled patients who fail for any reason to complete the trial, we will have to treat more than 151 patients to end up with the full set of patient data required by the FDA. Our clinical plan assumes that the attrition level could be as high as 20% of the patients we enroll. We will monitor actual patient attrition during the trial and increase our enrollment accordingly. We currently have approval from the FDA to treat up to 174 patients in the EVEREST trial. If we are required to treat more than 174 patients in the EVEREST trial to obtain a full set of data on 151 patients, we will request an increase in the permissible number of patients from the FDA. Conducting a clinical trial of this size, which involves screening, assessing, testing, treating, and monitoring patients at clinical sites across the United States, and coordinating with patients and clinical institutions as well as with neurologists, neurosurgeons, radiologists, physiatrists and physical therapists, is a complex and uncertain process. To enroll and treat patients at a clinical site, we must first obtain clinical site approvals, finalize contracts at trial sites and train and validate site personnel. We currently expect to reach the primary endpoint of the trial and submit for approval to the FDA by the end of 2007.

Completion of our EVEREST trial, and our other ongoing or future clinical trials, could be delayed for several reasons, including:

•	patients may not enroll in, or complete, clinical trials at the rate we expect;

•	patients may experience adverse side effects, causing the data safety monitoring board, a clinical site IRB, the FDA, or other regulatory authority to place the clinical trial on hold;

•	clinical investigators may not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices; and

•

regulatory inspections of clinical trials or manufacturing facilities may result in our being required to undertake corrective action or suspend or terminate our clinical trials if inspectors find us not to be in compliance with regulatory requirements.

In addition, adverse events during a clinical trial could cause us to repeat or terminate a trial, or cancel an entire development program. If our clinical trials are delayed, it will take us longer to commercialize a product and achieve revenue. Moreover, our development costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned.

If our EVEREST trial does not meet our anticipated safety or efficacy endpoints our financial position will be materially impaired.

If we are not successful in completing our EVEREST trial, or if the data from our EVEREST trial are not satisfactory, we may not proceed with our planned filing of an application for regulatory marketing approval or we may be forced to delay our regulatory filings to conduct additional trials. If we are not successful in securing FDA marketing approval, we may never generate any revenue and may be forced to cease operations.

Before we can market our Renova Cortical Stimulation System, we must successfully complete our ongoing EVEREST trial and demonstrate the safety and efficacy of our system. For purposes of the EVEREST trial we will consider our system to be effective if the trial data show that the percentage of patients who undergo cortical stimulation therapy in combination with intensive rehabilitative therapy and achieve clinically meaningful improvements in a combined endpoint of the Upper Extremity Fugl-Meyer (UEFM) test, which provides an index of patients’ neurological and motor function, and the Arm Motor Ability Test (AMAT), a measure of activities of daily living, is 20 percentage points greater than the combined data for patients who undergo intensive rehabilitative therapy alone. The results of the EVEREST trial are “blinded.” We do not know how patients treated with the Renova Cortical Stimulation System to date have responded to treatment. Despite the encouraging results from our two smaller completed feasibility trials, we may be unable to demonstrate the safety and efficacy of our system in the EVEREST trial.

We may not secure regulatory approval for our Renova Cortical Stimulation System or any other products that we may develop in the future, even if we believe our clinical trial results demonstrate the efficacy of our cortical stimulation therapy.

We cannot market our products unless the FDA has approved them. Even if we file an application with clinical data that we believe justifies marketing approval for the Renova Cortical Stimulation System or any other product we may in the future develop, the FDA or foreign regulatory authorities may not approve our filing, or may request additional information, including data from additional clinical trials. The FDA or foreign regulatory authorities may also approve our system or any other product for very limited purposes with many restrictions on its use, may delay approval, or ultimately may not grant marketing approval for our system. Because our system represents a novel way to treat motor disabilities caused by stroke, and because there is a large population of stroke patients who might be eligible for treatment, it is possible, if not likely, that the FDA and other regulatory bodies will review an application for approval of our Renova Cortical Stimulation System with greater scrutiny, which may include a panel review, which could cause that process to be lengthier and more involved than that for products without such characteristics. There can be no assurance that the FDA will approve our Renova Cortical Stimulation System for the treatment of any indication even if the clinical trial data demonstrate our anticipated or greater levels of efficacy.

We have used two different implantable pulse generators, or IPGs, in our EVEREST trial, switching from a third party IPG to our proprietary IPG after treating 11 investigational patients, which could cause the FDA to require us to treat additional patients in our EVEREST trial.

With the FDA’s knowledge and consent, for the first 11 investigational patients in our EVEREST trial we used a third party IPG before switching to use of our proprietary IPG for subsequent EVEREST investigational patients. The parameters of stimulation for the third party IPG and our proprietary IPG are substantially the same. We believe that the FDA will permit us to use the trial data from the patients who received cortical stimulation therapy using a third party IPG, but there is a risk that the FDA could reject this data and require us to obtain data on an additional 11 or more patients using our proprietary IPG, which would delay the completion of our trial and cause us to incur additional expense.

Even if our Renova Cortical Stimulation System is approved by regulatory authorities, if we fail to comply with ongoing regulation, or if we experience unanticipated problems with our products, our products could be subject to restrictions or withdrawal from the market, and we and/or our suppliers could be subject to legal action.

Any product for which we obtain marketing approval will be subject to ongoing regulation, including inspections by the FDA and other regulatory agencies of our products’ manufacturing processes, compliance with Quality System Regulations and review of post-market approval data, as well as review of our promotional activities. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses or populations for which the product may be marketed. For example, we might be limited to marketing our Renova Cortical Stimulation System for only a subpopulation of stroke patients, which could significantly affect the size of the potential market. In addition, if the data from an FDA-mandated post-market approval trial are not obtained, we may have to collect further data on study patients. This would entail additional clinical costs and continued monitoring by the FDA. Furthermore, later discovery of previously unknown problems with our products, including unanticipated adverse events, manufacturer or manufacturing problems, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions, or the imposition of civil or criminal penalties.

Our Renova Cortical Stimulation System may never achieve market acceptance or adequate levels of reimbursement even if we obtain regulatory approvals.

Market acceptance of our Renova Cortical Stimulation System will depend on successfully communicating the benefits of our cortical stimulation therapy to each of the four different constituencies involved in deciding whether to treat a particular patient using cortical stimulation therapy:

•	the various healthcare providers, such as neurosurgeons, neurologists and physiatrists, who treat stroke patients;

•	institutions such as hospitals and stroke rehabilitation centers, where the procedure and rehabilitative therapy would be performed, as well as opinion leaders in these institutions;

•	the stroke survivors, and their families; and

•	third party payors, such as private healthcare insurers and Medicare, which would ultimately bear most of the costs for the various providers and medical devices involved in the procedures.

Marketing to each of these constituencies requires a different marketing approach, and we must convince each of these groups of the efficacy and utility of using our Renova Cortical Stimulation System to be successful. Our ability to market our system successfully to each of these constituencies will depend on a number of factors, including:

•	the perceived effectiveness and sustainability of the results of our therapy;

•	the level of education and awareness among physicians and potential patients concerning our system;

•	acceptance of the measures used to assess the efficacy of our system;

•	the price of our system and the associated costs of the surgical procedure and treatment;

•	the availability of sufficient third party coverage or reimbursement;

•	the frequency and severity of any side effects;

•	the willingness of patients to undergo surgery; and

•	the availability and perceived advantages and disadvantages of alternative treatments.

If our system, or any other cortical stimulation therapy for other neurological diseases and disorders that we may develop, does not achieve an adequate level of acceptance by the relevant constituencies, we may not generate significant product revenue and may not become profitable.

If we fail to obtain adequate levels of reimbursement for our products by the government and other third party payors, there may be no commercially viable markets for our Renova Cortical Stimulation System or other products we may develop or our target markets may be much smaller than expected.

The availability and levels of reimbursement by governmental and other third party payors, such as the Medicare and Medicaid programs and private healthcare insurers, will substantially affect the markets for cortical stimulation therapy and our ability to commercialize our Renova Cortical Stimulation System. The efficacy, safety, ease of use and cost-effectiveness of our system and of any competing products will in part determine the availability and level of reimbursement. In particular, we expect that securing reimbursement for our system will be more difficult if our EVEREST trial does not demonstrate a level of motor function improvement that healthcare providers, stroke institutions, and stroke survivors consider clinically meaningful, whether or not regulatory agencies consider the improvement of patients treated in clinical trials to have been clinically meaningful. Reimbursement also may be more difficult to obtain if payors view our system as adding to their costs because our therapy may be delivered to many stroke survivors who are not otherwise receiving a significant amount of reimbursed stroke-related treatment or therapy. Moreover, the novelty of cortical stimulation to treat patients will likely complicate the establishment of a uniform and favorable reimbursement policy.

We expect that both government and third party payors will continue to attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. If reimbursement for our Renova Cortical Stimulation System and the related surgery, hospital stay, and rehabilitative therapy is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, market acceptance of our system would be impaired and our future revenue, if any, would be materially and adversely affected.

The manufacturing facilities of our suppliers must comply with applicable regulatory requirements. If these manufacturing facilities do not maintain or receive regulatory approval, our business and our results of operations would be harmed.

Completion of our clinical trials and commercialization of our Renova Cortical Stimulation System require access to manufacturing facilities that meet applicable regulatory standards to manufacture a sufficient supply of our products. We rely solely on third parties to manufacture and assemble our system, and do not currently plan to manufacture or assemble any of our proposed products. The FDA must determine that compliance is satisfactory at facilities that manufacture and assemble our products intended for sale in the United States, as well as the manufacturing controls and specifications for the product. Suppliers of some components of our products must also comply with FDA and foreign regulatory requirements, which often requires significant time, money, and record-keeping and quality assurance efforts, and subjects us and our suppliers to potential regulatory inspections and stoppages. Our suppliers may not satisfy these requirements. If the FDA finds their compliance status to be unsatisfactory, completion of our clinical trials or our commercialization efforts could be delayed, which would harm our business and our results of operations.

We depend on a limited number of manufacturers and single source suppliers of various critical components for our Renova Cortical Stimulation System. The loss of any of these manufacturer or supplier relationships could delay our clinical trials or prevent or delay commercialization of our Renova Cortical Stimulation System.

We rely entirely on third parties to manufacture our Renova Cortical Stimulation System and to supply us with all of the critical components of our system, including our IPGs, cortical stimulation leads and handheld programmers. We have entered into multi-year agreements with our manufacturers and primary suppliers that generally require us to fulfill all of our manufacturing needs and purchase all of our worldwide requirements for components from these parties. These agreements run through April 2010 to August 2010. There is no overlap among these suppliers, insofar as we obtain each of our components from a single supplier. There are a limited number of alternative suppliers that are capable of manufacturing the components of our Renova Cortical Stimulation System, and the terms of our agreements significantly limit our ability to work with other suppliers to ensure backup sources of our components. If any of our existing suppliers was unable or unwilling to meet our demand for product components, or if the components or finished products that they supply do not meet quality and other specifications, our clinical trials could be delayed and the development and commercialization of our Renova Cortical Stimulation System could be delayed or prevented.

If we have to switch to a replacement manufacturer or replacement supplier for any of our product components, we may face additional regulatory delays, and the manufacture and delivery of our cortical stimulation system could be interrupted for an extended period of time, which could delay completion of our clinical trials or commercialization of our system. In addition, we may be required to obtain regulatory clearance from the FDA to use different suppliers or components. To date, our component requirements have consisted only of the limited quantities that we need to conduct our clinical trials. If we obtain market approval for our Renova Cortical Stimulation System, however, we anticipate that we will require substantially larger quantities of various components. Our suppliers may not provide us with sufficient quantities of necessary components in a timely manner that meet quality and other specifications, and we may not be able to locate an alternative supplier in a timely manner or on commercially reasonable terms, if at all. Establishing additional or replacement suppliers for these components may take a substantial amount of time, which could delay or prevent commercial launch of our system. We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or foreign regulatory authorities.

We may not be successful in our efforts to utilize our cortical stimulation therapy in various applications.

A key element of our business strategy is to develop a cortical stimulation technology platform for use in treating many neurological diseases and disorders. We are conducting research on other potential applications of our cortical stimulation therapy, including some that we believe are based on a mechanism of action different from that for stroke motor recovery. Research to identify new target applications requires substantial technical, financial, and human resources, whether or not any new applications for our cortical stimulation therapy are ultimately identified. We may be unable to identify or pursue other applications of our technology for many reasons, including the following:

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

Even if we obtain regulatory approval to commercialize our Renova Cortical Stimulation System, we will need to develop an infrastructure, or contract with a third party, capable of successfully marketing and selling our products.

Even if we obtain approval to market our Renova Cortical Stimulation System, to generate sales we will need to develop a sales and marketing infrastructure or contract with a third party to perform that function. We do not currently have extensive marketing capabilities and have no sales capabilities. Establishing these capabilities would be expensive and time-consuming. We may be unable to develop an effective sales and marketing organization. If we contract with third parties to perform the sales and marketing function for us, our profit margins would likely be lower than if we performed these functions ourselves. In addition, we would necessarily be relying on the skills and efforts of others for the successful marketing of our products. If we are unable to establish and maintain effective sales and marketing capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable.

We may need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We believe that the cash, cash equivalents and investments, will be sufficient to fund our continuing operations and other demands and commitments through 2009. After, and possibly prior to, such date we may need or elect to raise substantial additional capital to:

•	continue our research and development programs;

•	commercialize our Renova Cortical Stimulation System, if approved by the FDA, for commercial sale; and

•	fund our operations generally.

Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	clinical trial results;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third party patent or other intellectual property rights;

•	the timing and cost of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our Renova Cortical Stimulation System and any other products that we may develop;

•	the rate of market acceptance of our Renova Cortical Stimulation System and any other future products;

•	the effect of competing products and market developments;

•	the working capital required for selling, general, and administrative expenses;

•	any revenue generated by sales of our planned and future products; and

•	the extent to which we acquire or invest in businesses, products and technologies.

Until the time, if ever, when we can generate a sufficient amount of product revenue, we expect to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration, licensing arrangements, and grants, as well as through interest income earned on cash and investment balances.

Additional capital may not be available on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, our shareholders will experience dilution. Debt financing, if available, may involve restrictive covenants or additional security interests in our assets. Examples of such restrictive covenants may include limitations on our ability to incur additional debt or liens on any of our assets, dispose of our property, make dividend payments or distributions to our shareholders, or enter into certain transactions that would result in a change in control of us. Any additional debt or equity financing may contain terms that are not favorable to our shareholders or us. If we raise additional funds through collaboration or licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to delay, reduce the scope of, or eliminate some or all of, our development programs, or liquidate some or all of our assets.

The financial reporting obligations of being a public company place significant demands on our management. In addition, if we are unable to satisfy regulatory requirements relating to internal control over financial reporting, or if our internal control is not effective, our business and financial results may suffer.

The obligations of being a public company, including substantial public reporting and auditing obligations, require significant additional expenditures, place additional demands on our management, and require the hiring of additional personnel.

Section 404 of the Sarbanes-Oxley Act of 2002 and the SEC rules and regulations implementing such act will require us to conduct an annual evaluation of our internal control over financial reporting, and have that evaluation attested to by our independent registered public accounting firm starting with our fiscal year ending December 31, 2007. This process will increase our legal and financial compliance costs, and make some activities more difficult, time-consuming or costly. If we fail to have an effectively designed and operating system of internal control, we may be unable to comply with the requirements of Section 404 in a timely manner.

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

Some of the applications for our cortical stimulation therapy system that we are studying, such as tinnitus and major depressive disorder, will likely require a long-term implant and sustained delivery of electrical stimulation to the cortex. Long-term implants and sustained delivery of stimulation may involve additional challenges and risks, including the following:

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

From time to time, we estimate and publicly announce the anticipated timing of the accomplishment of various clinical, regulatory and product development goals. These statements, which are forward-looking statements, include our estimates regarding enrolling patients in our clinical trials, when we will complete our EVEREST trial or our other clinical trials, when we will submit our first premarket approval application, or PMA, to the FDA to seek regulatory approval to market our Renova Cortical Stimulation System, and when we will obtain FDA approval for or begin to receive revenue from any of our products. These estimates are and must necessarily be based on a variety of assumptions. The timing of the actual achievement of these milestones may vary dramatically compared to our estimates, in some cases for reasons beyond our control. Our failure to meet any publicly announced goals may be perceived negatively by the public markets, and, as a result, our stock price may decline.

We face the risk of product liability claims and may not be able to obtain adequate insurance.

Our business exposes us to a risk of product liability claims that is inherent in the testing, manufacturing, and marketing of medical devices. We may be subject to product liability claims if our Renova Cortical Stimulation System, or any other products we sell, causes, or appears to have caused, an injury. Claims may be made by consumers, healthcare providers, third party strategic collaborators or others selling our products. We have $10.0 million of product liability insurance, which covers the use of our products in our clinical trials, which amount we believe is appropriate. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverages may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost and on acceptable terms for an adequate coverage amount or otherwise to protect against potential product liability claims, we could be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers or result in reduced acceptance of our Renova Cortical Stimulation System in the market.

We may be subject to product liability claims even if it appears that the claimed injury is due to the actions of others. For example, we rely on the expertise of surgeons, other physicians, therapists, and other medical personnel to perform the medical procedures to implant and remove our Renova Cortical Stimulation System and to perform the related rehabilitative therapy. If these medical personnel are not properly trained or are negligent, the therapeutic effect of our system may be diminished or the patient may suffer critical injury, which may subject us to liability. In addition, an injury that is caused by the negligence of one of our suppliers in supplying us with a defective component that injures a patient could be the basis for a claim against us.

We may be unable to manage our company’s growth effectively.

Our business strategy entails significant future growth. For example, we will have to expand existing operations in order to conduct additional clinical trials, increase our contract manufacturing capabilities, hire and train new personnel to handle the marketing and sales of our products, assist patients in obtaining reimbursement for the use of our products, and create and develop new applications for our technology. Such growth may place significant strain on our management, financial and operational resources. Successful growth is also dependent upon our ability to implement appropriate financial and management controls, systems, and procedures. Our ability to effectively manage growth depends on our success in attracting and retaining highly qualified personnel, for which the competition may be intense. If we fail to manage these challenges effectively, our business could be harmed.

Risks Related to Intellectual Property

If we are unable to obtain or maintain intellectual property rights relating to our technology and cortical stimulation therapy system, the commercial value of our technology and any future products will be adversely affected and our competitive position will be harmed.

Our success depends in part on our ability to obtain protection in the United States and other countries for our cortical stimulation therapy system and processes by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us any competitive advantage. Even if issued, existing or future patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in patent laws or their interpretation in the United States and other countries could also diminish the value of our intellectual property or narrow the scope of our patent protection. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In order to preserve and enforce our patent and other intellectual property rights, we may need to make claims or file lawsuits against third parties. This can entail significant costs to us and divert our management’s attention from developing and commercializing our products.

If we infringe or are alleged to infringe the intellectual property rights of third parties, our business could be adversely affected.

Our cortical stimulation therapy may infringe or be claimed to infringe patents that we do not own or license, including patents that may issue in the future based on patent applications of which we are currently aware, as well as applications of which we are unaware. For example, we are aware of other companies that are investigating neurostimulation, including cortical stimulation, and of patents and published patent applications held by these companies in those fields. While the applicability of such patents and patent applications to our products and technologies under development and validity of these patents and patent applications are uncertain, third parties who own or control these patents and patent applications in the United States and abroad could bring claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages and would divert management’s attention. Further, if a patent infringement suit were brought against us, we could be forced to stop our ongoing or planned clinical trials, or delay or abandon commercialization of the product that is the subject of the suit.

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

In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, processes, and know-how. We generally seek to protect this information by confidentiality agreements with our employees, consultants, scientific advisors and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Our stock price is likely to be volatile. The stock market in general and the market for small healthcare companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common stock may be influenced by many factors, including:

•	results of our clinical trials;

•	delays in enrolling or conducting our ongoing clinical trials, or other developments concerning ongoing clinical trials;

•	delays in obtaining regulatory approvals for clinical trials or commercial marketing efforts;

•	failure of any of our future products, if approved for commercial sale, to achieve commercial success;

•	regulatory developments in the United States and foreign countries;

•	regulatory issues related to our quality systems;

•	developments or disputes concerning patents or other proprietary rights;

•	ability to manufacture our products;

•	public concern over our products;

•	introduction of competing products;

•	litigation or other disputes with third parties;

•	departure of key personnel;

•	sales or anticipated sales of our common stock;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

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

ITEM 2.	PROPERTIES

As of December 31, 2006, we leased a 36,066 square foot space in Seattle, Washington for our headquarters and principal research and development facility, of which approximately 15,000 square feet was sublet to another company. Our lease expires on August 31, 2012, with an option to renew for two successive five-year periods. During each option period the rent will be adjusted to reflect the fair market rate. The sublease, which was amended in February 2007 to reduce the sublet space to approximately 9,500 square feet, is scheduled to expire on March 31, 2008. We believe that our current facilities will be sufficient to meet our needs through at least the end of 2009.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Stock Market LLC under the symbol NSTR. As of February 28, 2007, there were approximately 1,000 holders of record of our common stock. No cash dividends have been paid on the common stock. We currently intend to retain all future income to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

The following table sets forth, for the periods indicated, the range of high and low quarterly closing sales prices of the common stock as quoted on The NASDAQ Stock Market LLC:

	High	Low
Year ended December 31, 2006
4th Quarter	$16.75	$11.68
3rd Quarter	13.66	10.94
2nd Quarter (from May 4, 2006)	16.60	8.65

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-132135), which was declared effective by the Securities and Exchange Commission on May 4, 2006, and a Registration Statement on Form S-1 filed pursuant to Rule 462 (File No. 333-133827) on May 4, 2006.

We received net proceeds of $112.0 million from the offering and as of February 28, 2007, we had invested $102.4 million from the offering in money market accounts and investment securities and had used $9.6 million:

•	for direct costs to complete our ongoing EVEREST clinical trial;

•	to continue the development of our cortical stimulation therapy system for applications other than stroke motor recovery, including other clinical trials and research programs;

•	to build marketing capabilities to support the anticipated commercial launch of our Renova Cortical Stimulation System; and

•	for working capital and other general corporate purposes.

The amounts we actually expend in these areas may vary significantly from our expectations and will depend on a number of factors, including actual results of our clinical trials, operating costs, capital expenditures and any expenses related to defending claims of intellectual property infringement.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes thereto included in this annual report.

	Year Ended December 31,					Period from Inception (May 18, 1999) to December 31, 2006
	2006	2005	2004	2003	2002
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenue (1)	$—	$—	$—	$316	$148	$463
Cost of goods sold (1)	—	—	—	366	590	956

Gross margin	—	—	—	(50)	(442)	(493)
Operating expenses:
Research and development	18,277	11,763	12,367	8,703	4,674	65,341
Selling, general and administrative	6,153	3,257	3,127	6,128	7,705	31,778
Other operating expenses, net	2,500	794	—	650	844	4,788

Total operating expenses	26,930	15,814	15,494	15,481	13,223	101,907

Operating loss	(26,930)	(15,814)	(15,494)	(15,531)	(13,665)	(102,400)
Interest income, net	3,287	558	446	398	493	6,163
Loss on debt repayment	(1,150)	—	—	—	—	(1,150)
Warrant revaluation	(290)	—	—	—	—	(290)
Gain on sale of PNT assets	—	682	1,637	954	—	3,272

Net loss	(25,083)	(14,574)	(13,411)	(14,179)	(13,172)	(94,405)
Preferred stock accretion	(2,062)	(5,653)	(4,979)	(3,749)	(3,085)	(21,406)

Net loss applicable to common shareholders	$(27,145)	$(20,227)	$(18,390)	$(17,928)	$(16,257)	$(115,811)

Basic and diluted net loss per share applicable to common shareholders	$(1.54)	$(10.53)	$(10.36)	$(11.25)	$(11.12)

Share used to compute basic and diluted net loss per share applicable to common shareholders	17,622,609	1,921,170	1,775,309	1,593,488	1,462,313

(1)	Represents revenue and cost of goods sold from the sale of PNT product to customers.

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investment securities	$105,347	$20,187	$27,258	$19,036	$29,185
Other current assets	1,138	327	529	529	2,254
Property and equipment, net	865	935	1,068	1,297	1,237
Other assets and deferred costs	93	296	93	93	93

Total assets	$107,443	$21,745	$28,948	$20,955	$32,769

Accounts payable and accrued liabilities	$3,861	$1,541	$1,762	$1,576	$1,862
Deferred gain	—	—	682	2,491	—
Warrants to purchase preferred stock	—	1,090	—	—	—
Deferred rent and sublease loss	844	1,176	718	721	718
Long-term debt	—	5,811	—	—	—
Redeemable convertible preferred stock	—	99,860	94,207	66,228	62,479
Shareholders’ equity (deficit)	102,738	(87,733)	(68,421)	(50,061)	(32,290)

Total liabilities and share holders’ equity (deficit)	$107,443	$21,745	$28,948	$20,955	$32,769

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited financial statements and notes thereto that appear elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this report.

The statements contained in this Annual Report on Form 10-K, including statements under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described in greater detail in Item IA of Part I, “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

Management’s discussion and analysis, or MD&A, provides additional insight into Northstar Neuroscience and is provided as a supplement to, and should be read in conjunction with, our audited financial statements and accompanying footnotes thereto.

We are a development stage medical device company focused on developing and commercializing innovative neurostimulation therapies to restore function and quality of life for people suffering from stroke and other neurological diseases and disorders. We incorporated in the state of Washington on May 18, 1999, and since inception we have devoted substantially all of our resources to the development and commercialization of medical technologies utilizing electrical stimulation to treat neurological diseases and disorders.

We are currently conducting ongoing clinical trials using our proprietary Renova™ Cortical Stimulation System for the treatment of several indications, including stroke motor recovery, stroke-related aphasia, tinnitus, and major depressive disorder.

The initial application of our Renova Cortical Stimulation System, the Renova-ST, is to enhance the recovery of hand and arm motor function in patients who have suffered an ischemic stroke. Between November 2002 and October 2004, we conducted two feasibility trials, the ADAMS and BAKER trials, in which we investigated the safety and efficacy of our stroke motor recovery therapy. In July 2004, we received conditional approval from the FDA to initiate our pivotal trial, called EVEREST, to evaluate the safety and efficacy of our system, and in June 2005 we received full investigational device exemption, or IDE, approval for our EVEREST trial at clinical sites throughout the United States. A pivotal trial is a clinical trial in which safety and efficacy data are collected in support of an FDA submission to obtain marketing approval, and an IDE is a regulatory submission that allows an investigational device to be used in a human clinical trial. Through December 31, 2006, we have enrolled and assigned to a treatment group, or randomized, a total of 118 patients and currently expect to reach the primary endpoint of the trial and submit for FDA approval by the end of 2007. Under this schedule, we anticipate receiving FDA approval to market our system in late 2008; however, FDA approval is not assured.

Beyond stroke motor recovery, we are also evaluating cortical stimulation for use in treating other neurological diseases and disorders. During the third quarter of 2006 we completed enrolling patients in our CHESTNUT trial, which is our initial feasibility trial for stroke-related Broca’s aphasia. During the fourth quarter of 2006 we completed enrolling patients in our SAHALE trial, which is our initial feasibility trial for tinnitus, and we are currently enrolling patients in our PROSPECT trial, which is our initial feasibility trial using cortical stimulation for major depressive disorder.

We are focusing our resources on successfully completing the EVEREST trial and conducting the feasibility trials noted above. We continue to explore additional applications for our cortical stimulation platform and monitor relevant research activities on other neurological diseases and disorders.

To date, we have not generated any revenue related to cortical stimulation, and we have incurred net losses in each year since our inception. The limited revenue we have generated has been from the commercial sale of an earlier product, called PNT, our lumbar and cervical spinal pain platform that was sold to a third party during 2003. We expect our losses to continue and to increase as we continue our clinical trial activities and initiate commercialization activities. We have financed our operations primarily through public and private placements of equity securities.

Financial Overview

Revenue

To date, we have not generated any revenue from the sale of our Renova Cortical Stimulation System. During 2002 and 2003, we recorded limited revenue from the sale of our PNT product. The assets related to PNT were sold in May 2003, and we recognized the gain from this sale as other income. We do not expect to generate revenue from the sale of our Renova-ST until 2009, subject to FDA approval.

Research and Development Expenses

Our research and development expenses primarily consist of costs incurred to conduct clinical trials, engineering development costs associated with our Renova Cortical Stimulation System, and regulatory compliance activities. Research and development expenses are comprised of direct clinical trial costs, employee compensation, including share-based compensation, supplies and materials, consultant services, information technology support, travel, and facilities. We expense research and development costs at the earlier of when they are incurred or when they are paid and non-refundable. From our inception through December 31, 2006, we have incurred $65.3 million in research and development expenses.

We expect our research and development expenses to increase in 2007 due to:

•	Costs to reach the primary endpoint of our EVEREST trial;

•	Clinical trials evaluating the application of cortical stimulation for several indications;

•	Ongoing development of advanced cortical stimulation systems for the treatment of additional indications; and

•	Development of a commercial version of the Renova-ST.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include compensation for executive, finance, intellectual property, marketing and administrative personnel, including share-based compensation, and facilities expenses. Other significant expenses include professional fees for accounting and legal services, including legal services associated with our efforts to obtain and maintain protection for the intellectual property related to our cortical stimulation system. We expect our selling, general and administrative expenses to increase in 2007 due to:

•

Costs associated with operating as a publicly-traded company, specifically increased costs for personnel and professional fees relating to compliance with SEC reporting requirements and internal control testing as required under the Sarbanes-Oxley Act of 2002; and

•

Marketing and reimbursement expenditures in preparation for commercial launch of our Renova-ST, assuming FDA approval, and relating to ongoing and future market evaluations of additional applications of our cortical stimulation therapy platform.

•	Costs associated with protecting the intellectual property related to our cortical stimulation system.

Other Operating Expenses

Since inception, other operating expenses have included severance expenses, losses on subleases of our facilities, and intellectual property settlements. The current year composition of other operating expenses is discussed below.

Gain on Sale of PNT Assets

Gain on sale of PNT assets, which is presented as a separate line item in the other income section of the statement of operations, reflects the recognition of the gain on the sale of our PNT assets. In connection with this sale, we entered into a separate, two-year agreement with an affiliate of the purchaser to provide transition assistance and ongoing consulting services. Due to the long-term nature of the transition and consulting services and our inability to separately value those services, the $3.3 million gain on sale was deferred and amortized over the 24-month consulting period that ended May 20, 2005, of which $682,000 and $1.6 million was recognized as income in 2005 and 2004, respectively.

Results of Operations

Years Ended December 31, 2006 and 2005

Research and Development Expenses

Research and development expenses were $18.3 million for the year ended December 31, 2006, compared to $11.8 million for the year ended December 31, 2005. The increase of $6.5 million, or 55%, was primarily due to a $5.2 million increase in expenses related to clinical trials, primarily expenses relating to increased enrollment and randomization of patients in the EVEREST trial, and a $1.5 million increase in compensation and benefits, of which $720,000 can be attributed to share-based compensation and the remainder to increased staffing. The increases noted were partially offset by a net decrease in other costs of $200,000, primarily resulting from reduced expenses relating to prototypes, outside development, and engineering services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.2 million for the year ended December 31, 2006, compared to $3.3 million for the year ended December 31, 2005. The increase of $2.9 million, or 88%, was primarily due to a $1.2 million increase in compensation and benefits, of which $530,000 can be attributed to share-based compensation and the remainder to increased staff in finance, administration, and marketing, a $720,000 increase in professional services for accounting and legal services relating to public company matters and legal services relating to intellectual property, a $380,000 increase in investor and public relations and communications expenses, and a $600,000 increase in other expenses, net, primarily relating to consultants, Board of Directors fees and expenses, insurance, market research and reimbursement planning.

Other Operating Expense

During 2006 an expense of $2.5 million was incurred to settle a potential ownership dispute and secure ownership rights related to one of our issued U.S. patents and six of our U.S. patent applications. The settlement was expensed on the date incurred. Similar expenses are not expected in the foreseeable future.

Interest Income, Net

Interest income, net was $3.3 million for the year ended December 31, 2006, compared to $558,000 for the year ended December 31, 2005. The increase of $2.7 was due to interest earned on the investment of proceeds received from our initial public offering.

Loss on Debt Repayment

During 2006, all amounts outstanding under our debt agreement were repaid, along with a 4% prepayment fee. At the time of repayment in June 2006, the carrying value of the debt was $6.1 million, which was net of $870,000 of unamortized original issue discounts. The $7.3 million paid, comprised of the $7.0 million of principal and a $280,000 prepayment fee, and was recorded as a $6.1 million reduction in the carrying value of the debt and a $1.2 million loss on debt repayment.

Warrant Revaluation

In connection with obtaining our debt financing in December 2005, we issued warrants to the lenders to purchase shares of our Series E redeemable convertible preferred stock. We accounted for the warrants as a current liability pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and we remeasured the fair value of the warrants at each balance sheet date and recorded changes in fair value as a component of other income. Pursuant to the aforementioned guidance, the warrants were revalued immediately before the conversion of the underlying shares of Series E redeemable convertible preferred stock into common stock upon the effectiveness of our initial public offering on May 4, 2006. The fair value of the warrants on May 4, 2006 was $1.4 million compared to $1.1 million at December 31, 2005, resulting in the recognition of an expense on remeasurement of $290,000. The warrants converted to common stock warrants; accordingly, remeasurements were not required after May 4, 2006.

Years Ended December 31, 2005 and 2004

Research and Development Expenses

Research and development expenses were $11.8 million for the year ended December 31, 2005, compared to $12.4 million for the year ended December 31, 2004. The decrease of $600,000, or 5%, was primarily due to a $2.3 million decrease in 2005 in tooling, equipment and prototype expenses related to development of our cortical stimulation system. This decrease was partially offset by increases in consultant and compensation expenses of $1.3 million, and clinical trial related expenses of $440,000. The greater consultant expenses were the result of contract employees engaged to assist with development of our cortical stimulation therapy system, while increased compensation and clinical trial expenses were primarily due to increased personnel and third party clinical sites related to the launch and expansion of our EVEREST trial. Included in the increased compensation and consultant expenses during 2005 is $400,000 of share-based compensation due to the grant of employee and non-employee stock options below fair value.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.3 million for the year ended December 31, 2005, compared to $3.1 million for the year ended December 31, 2004. The increase of $200,000, or 6%, was primarily due to a $230,000 increase in professional service expenses, principally legal expenses related to patent filings and general corporate matters, in addition to a $260,000 increase in compensation costs due to increased headcount and general increases in personnel related costs. Included in compensation costs during 2005 was $150,000 of share-based compensation expense due to the grant of employee stock options with exercise prices below fair value. The increases noted were partially offset by a net decrease in other expenses of $290,000 due primarily to decreased facility costs stemming from the sublease of under-utilized space at our corporate headquarters.

Other Operating Expense

Other operating expense included $794,000 for the year ended December 31, 2005 relating to a sublease loss. In February 2005, we executed a three-year sublease agreement for approximately 15,000 square feet of space in our corporate headquarters facility. A loss on sublease was recorded equal to the shortfall of the future expected proceeds from the sublease versus the commitment for the facility during the same period.

Interest Income

Interest income was $558,000 for the year ended December 31, 2005, compared to $446,000 for the year ended December 31, 2004. The increase of $112,000, or 25%, was due to higher overall interest rates throughout 2005 as compared to 2004. In addition, we completed our $23.0 million Series E redeemable convertible preferred stock financing in April 2004 and therefore did not have a full year of interest income on the proceeds from that financing in 2004. The effect of having a full year’s return on the Series E redeemable convertible preferred stock proceeds was partially offset by declining balances in our cash and investment portfolio in 2005 as compared to 2004.

Liquidity and Capital Resources

We have incurred losses since our inception in May 1999 and, as of December 31, 2006, we had a deficit accumulated during the development stage of $94.4 million. As of December 31, 2006, we had $105.3 million in cash, cash equivalents and investments. We have funded our operations to date principally from the sale of equity securities, raising net proceeds of $192.6 million through December 31, 2006. On May 10, 2006, the Company closed its initial public offering, selling 8,165,000 shares of its common stock, including the underwriters’ over-allotment, at $15.00 per share, for gross consideration of $122.5 million. After deduction of underwriting discounts, commissions, and other offering expenses, we received proceeds of $112.0 million. Upon completion of the initial public offering, all shares of our then-outstanding redeemable convertible preferred stock converted into 14,942,499 shares of common stock and the outstanding warrants to purchase redeemable convertible preferred stock converted into warrants to purchase 118,798 shares of common stock with an exercise price of $7.155 per share.

Net Cash Used in Operating Activities

Net cash used in operating activities was $20.5 million, $13.7 million, and $13.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by non-cash operating expenses including loss on debt repayment, depreciation, amortization of premiums on investments, share-based compensation and changes in operating assets and liabilities.

Net Cash (Used in) Provided by Investing Activities

Net cash (used in) provided by investing activities was ($87.8) million, $11.6 million and ($8.2) million for the years ended December 31, 2006, 2005 and 2004, respectively. Net cash (used in) provided by investing activities primarily reflects the net of purchases and maturities of investments and purchases of fixed assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $105.4 million, $7.1 million and $23.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net cash provided by financing activities during 2006 was primarily attributable to the $112.0 million proceeds from the IPO, net of offering costs, offset by repayment of debt of $7 million, while the 2005 and 2004 activities reflect the proceeds from the issuance of debt and our Series E redeemable convertible preferred stock, respectively.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any product based on our cortical stimulation technology and we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, conduct and complete clinical trials, pursue additional applications for our technology platform, expand our clinical development team and corporate infrastructure, and prepare for the potential commercial launch of our Renova-ST.

We do not expect to generate significant product revenue until at least 2009. We do not anticipate generating any product revenue unless and until we successfully obtain FDA marketing approval for, and begin selling, our Renova-ST. We believe that our cash, cash equivalents, investments, and related interest income will be sufficient to meet our anticipated cash requirements through 2009. If our available cash, cash equivalents and investments are insufficient to satisfy our liquidity requirements, or if we develop additional products or pursue additional applications for our products, we may seek to sell additional equity or issue debt securities. The sale of additional equity securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business.

We anticipate spending at least $3.0 million over the next year for direct costs to complete our EVEREST trial. In addition, we will spend additional funds for regulatory approvals, and for activities to initiate commercialization of our Renova-ST, if approved. The development of any new applications of our cortical stimulation therapy system and new product candidates will also require the expenditure of significant financial resources and take several years to complete, from development to ultimate commercialization. We expect to fund the development of potential product candidates with our existing cash, cash equivalents and investment balances and revenue from the sales of our Renova-ST, if approved.

Our forecast of the period of time through which our financial resources will be adequate to support our operations and the costs to complete development of products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this prospectus. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our Renova Cortical Stimulation System, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete ongoing clinical trials and successfully deliver a commercial product to market. Our future funding requirements will depend on many factors, including but not limited to:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	clinical trial results;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third party patent or other intellectual property rights;

•	the cost of defending other litigation or disputes with third parties;

•	the costs and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our Renova Cortical Stimulation System and any products that we may develop;

•	the rate of market acceptance of our Renova-ST and any other product candidates;

•	the effect of competing products and market developments;

•	the working capital required for selling, general, and administrative expenses;

•	any revenue generated by sales of our future products; and

•	the extent to which we acquire or invest in businesses, products and technologies.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2006 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases	6,229	1,162	2,157	2,167	743

Total	$6,229	$1,162	$2,157	$2,167	$743

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases primarily relate to the lease for our corporate headquarters in Seattle, Washington.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates, including those related to share-based compensation and clinical trial accruals. We base our estimates on historical experience and on other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Research and Development

Research and development costs are expensed as incurred or paid. We record accruals for estimated clinical trial costs, comprised primarily of services rendered under contract by our clinical trial sites, based on patient enrollment and progression through the clinical trial protocol. Clinical trial costs are a significant component of our research and development expenses.

Share-based Compensation Pursuant to SFAS 123(R)

Through December 31, 2005, we accounted for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees , Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB 25, and related interpretations. We had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation as amended.

We adopted SFAS 123(R), Share-Based Payment, effective January 1, 2006, which requires the recognition of share-based compensation expense at fair value. We adopted SFAS 123(R) under the prospective transition method and, therefore, we have not restated results for prior periods.

Pursuant to Financial Accounting Standards Board Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, we have adopted the simplified method to calculate our additional paid-in-capital, or APIC, pool of excess tax benefit. This method was used to calculate our beginning APIC pool and to determine the subsequent effect on the APIC pool for stock-based compensation awards that were outstanding upon our adoption of FAS 123(R).

Pursuant to SFAS 123(R), our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, and future forfeitures. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes over its term because of the greater possibility of significant increases in stock price. We have limited historical information on our stock price volatility as we completed our initial public offering on May 10, 2006. Therefore, in accordance with the implementation guidance in SFAS 123(R), we have calculated an expected volatility based on the average volatilities of companies considered by management to have stock performance characteristics similar to ours, with stock price history over a sufficient period of time. For purposes of identifying similar companies, we have considered factors such as industry, company age, stage of life cycle, and size. The expected term of options granted represents the period of time that options granted are expected to remain outstanding. The expected term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, longer option terms provide more opportunity to exploit market highs. Historical data, however, demonstrates that employees typically do not wait until the end of the contractual term of a nontransferable option to exercise. When establishing an estimate of the expected term of an award, we have elected to use the simplified method of determining expected term as permitted by SEC Staff Accounting Bulletin 107. We review our valuation assumptions at each grant date and from time to time we will likely change the valuation assumptions used to estimate the value of future share-based awards granted.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, Accounting for Income Taxes. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The provisions are effective for us, and we will adopt the standard on January 1, 2007. Adoption of this statement will not result in a cumulative accounting adjustment and will not impact our financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the financial statements and schedule listed in Item 15 (a)1 and (a)2 of Part IV and included in this Form 10-K Annual Report.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of our Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors and director nominees is incorporated by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”) under the caption “Election of Directors.” Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2007 Proxy Statement. Information relating to our executive officers is contained in Item 12 of this annual report.

We have adopted a written code of conduct that applies to our Chief Executive Officer, Chief Financial Officer, controller and other finance leaders, and other employees designated by our Chief Executive Officer, which is a “code of ethics” as defined by applicable rules of the SEC. This code of conduct is publicly available on our Internet website at www.northstarneuro.com in the Investor Relations/Corporate Governance section. The information contained on our Internet website is not incorporated by reference into this Annual Report on Form 10-K. If we make any amendments to this code of conduct other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our Chief Executive Officer, Chief Financial Officer, or Controller, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2007 Proxy Statement under the caption “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2007 Proxy Statement under the captions “Principal Shareholders and Stock Ownership by Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the 2007 Proxy Statement under the caption “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2007 Proxy Statement under the caption “Principal Accounting Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements

The financial statements required by this item are included herein:

(a)3.	Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
1.1	Form of Underwriting Agreement	S-1	333-132135	3/1/2006	1.1

3.1	Amended and Restated Articles of Incorporation of the registrant	S-1	333-132135	3/1/2006	3.1

3.2	Amendment to Articles of Incorporation of the registrant	S-1	333-132135	3/1/2006	3.2

3.3	Amendment to Articles of Incorporation of the registrant	S-1	333-132135	3/1/2006	3.3

3.4	Form of Amended and Restated Articles of Incorporation of the registrant, to be effective following this offering	S-1	333-132135	3/1/2006	3.4

3.5	Bylaws of the registrant, as amended	S-1	333-132135	3/1/2006	3.5

3.6	Form of Amended and Restated Bylaws of the registrant, to be effective following this offering	S-1	333-132135	3/1/2006	3.6

4.1	Specimen certificate evidencing shares of common stock	S-1	333-132135	3/1/2006	4.1

5.1	Opinion of DLA Piper Rudnick Gray Cary US LLP	S-1	333-132135	3/1/2006	5.1

10.1	Form of Indemnification Agreement entered into between the registrant and each of its directors and officers	S-1	333-132135	3/1/2006	10.1

10.2	Fourth Amended and Restated Investors Rights Agreement, dated April 9, 2004, by and among the registrant and the shareholders listed on Exhibit A thereto	S-1	333-132135	3/1/2006	10.2

10.3	First Amendment to Fourth Amended and Restated Investors Rights Agreement, dated December 30, 2005, between the registrant and the shareholders named therein	S-1	333-132135	3/1/2006	10.3

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.4	Venture Loan and Security Agreement, dated December 30, 2005, by and among the registrant, Horizon Technology Funding Company II LLC and Oxford Finance Corporation	S-1	333-132135	3/1/2006	10.4

10.5	Amended and Restated 1999 Stock Option Plan and related agreements	S-1	333-132135	3/1/2006	10.5

10.6	2006 Performance Incentive Plan and related agreements	S-1	333-132135	3/1/2006	10.6

10.7	Lease Agreement, dated July 5, 2000, between the registrant and Selig Real Estate Holdings Eight	S-1	333-132135	3/1/2006	10.7

10.8	First Amendment to Lease dated July 5, 2000, dated as of July 2, 2002, between the registrant and Selig Real Estate Holdings Eight	S-1	333-132135	3/1/2006	10.8

10.9	Manufacturing Agreement, dated April 9, 2004, between the registrant and Texcel LLC	S-1	333-132135	3/1/2006	10.9

10.10	Manufacturing Agreement, dated April 9, 2004, between the registrant and SMTEK International, Inc., as amended (SMTEK International, Inc. has been acquired by CTS Electronics Manufacturing Solutions, Inc.)	S-1	333-132135	3/1/2006	10.10

10.11	Manufacturing Agreement, dated August 30, 2004, between the registrant and Avail Medical Products, Inc.	S-1	333-132135	3/1/2006	10.11

10.12	Manufacturing Agreement, dated April 8, 2004, between the registrant and Oscor, Inc.	S-1	333-132135	3/1/2006	10.12

10.13	Form of Employment Agreement between the registrant and Alan J. Levy, Ph.D.	S-1	333-132135	3/1/2006	10.13

10.14	Form of Employment Agreement between the registrant and John S. Bowers Jr.	S-1	333-132135	3/1/2006	10.14

10.15	Form of Employment Agreement between the registrant and Raymond N. Calvert	S-1	333-132135	3/1/2006	10.15

10.16	Form of Employment Agreement between the registrant and Lori J. Glastetter	S-1	333-132135	3/1/2006	10.16

10.17	Form of Employment Agreement between the registrant and Nawzer Mehta, Ph.D.	S-1	333-132135	3/1/2006	10.17

10.18	Form of Employment Agreement between the registrant and Bradford E. Gliner	S-1	333-132135	3/1/2006	10.18

10.19	Director Resignation Agreement, dated March 7, 2006, between the registrant and Seth A. Rudnick	S-1/A	333-132135	3/29/2007	10.19

10.20	Executive Management Bonus Program	S-1/A	333-132135	4/17/2006	10.20

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHSTAR NEUROSCIENCE, INC.

By:	/s/ ALAN J. LEVY, PH.D.
Alan J. Levy, Ph.D.
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan J. Levy and Raymond N. Calvert each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ ALAN J. LEVY, PH.D. Alan J. Levy, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 19, 2007

/s/ RAYMOND N. CALVERT Raymond N. Calvert	Chief Financial Officer (principal financial and accounting officer)	March 19, 2007

/s/ SUSAN K. BARNES Susan K. Barnes	Director	March 19, 2007

/s/ ALBERT J. GRAF Albert J. Graf	Director	March 19, 2007

/s/ WENDE S. HUTTON Wende S. Hutton	Director	March 19, 2007

/s/ ROBERT E. MCNAMARA Robert E. McNamara	Director	March 19, 2007

/s/ DALE A. SPENCER Dale A. Spencer	Director	March 19, 2007

/s/ JESSE I. TREU, PH.D. Jesse I. Treu, Ph.D.	Director	March 19, 2007

/s/ CAROL D. WINSLOW Carol D. Winslow	Director	March 19, 2007

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Northstar Neuroscience, Inc.

We have audited the accompanying balance sheets of Northstar Neuroscience, Inc. (a development stage company) as of December 31, 2006 and 2005, and the related statements of operations, redeemable convertible preferred stock and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006, and the period from inception (May 18, 1999) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northstar Neuroscience, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, and the period from inception (May 18, 1999) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

/s/    Ernst & Young LLP

Seattle, Washington

March 12, 2007

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$7,853	$10,765
Investments, short-term	72,794	9,422
Other current assets	1,138	327

Total current assets	81,785	20,514
Investments, long-term	24,700	—
Property and equipment, net	865	935
Other assets and deferred costs	93	296

Total assets	$107,443	$21,745

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$889	$341
Accrued liabilities	2,972	1,200
Deferred rent and sublease loss accrual, current portion	336	332
Long-term debt, current portion	—	1,230
Warrants to purchase Series E redeemable convertible preferred stock	—	1,090

Total current liabilities	4,197	4,193
Deferred rent and sublease loss accrual, less current portion	508	844
Long-term debt, less current portion	—	4,581
Redeemable convertible preferred stock:
Issued and outstanding—none and 22,413,765 at December 31, 2006 and 2005, respectively	—	99,860

Commitments and contingencies

Shareholders’ equity (deficit):
Preferred stock, $0.001 par, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2006; and 22,658,409 shares authorized at December 31, 2005	—	—
Common stock, $0.001 par, 100,000,000 shares authorized, 25,788,256 and 2,091,086 shares issued and outstanding at December 31, 2006 and 2005, respectively	26	2
Additional paid-in capital	197,385	(17,737)
Deferred share-based compensation	(239)	(653)
Deficit accumulated during the development stage	(94,405)	(69,322)
Accumulated other comprehensive loss	(29)	(23)

Total shareholders’ equity (deficit)	102,738	(87,733)

Total liabilities, redeemable convertible preferred stock and shareholders’ equity (deficit)	$107,443	$21,745

See accompanying notes

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,			Period from Inception (May 18, 1999) to December 31, 2006
	2006	2005	2004
Revenue	$—	$—	$—	$463
Cost of goods sold	—	—	—	956

Gross margin	—	—	—	(493)
Operating expenses:
Research and development	18,277	11,763	12,367	65,341
Selling, general and administrative	6,153	3,257	3,127	31,778
Other operating expenses	2,500	794	—	4,788

Total operating expenses	26,930	15,814	15,494	101,907

Operating loss	(26,930)	(15,814)	(15,494)	(102,400)
Interest income, net	3,287	558	446	6,163
Loss on debt repayment	(1,150)	—	—	(1,150)
Warrant revaluation	(290)	—	—	(290)
Amortization of gain on sale of PNT assets	—	682	1,637	3,272

Net loss	(25,083)	(14,574)	(13,411)	(94,405)
Preferred stock accretion	(2,062)	(5,653)	(4,979)	(21,406)

Net loss applicable to common shareholders	$(27,145)	$(20,227)	$(18,390)	$(115,811)

Basic and diluted net loss per share applicable to common shareholders	$(1.54)	$(10.53)	$(10.36)

Shares used in computation of basic and diluted net loss per share applicable to common shareholders	17,622,609	1,921,170	1,775,309

See accompanying notes

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Share-based Compensation	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Issuance of common stock to founders and employees for services, technology and cash of $0.00 to $0.015 per share	—	$—	1,479,166	$2	$187	$(163)	$—	$—	$26
Exercise of stock options at various times during the year for cash of $0.015 per share	—	—	27,333	—	—	—	—	—	—
Non-employee share-based compensation	—	—	—	—	2	—	—	—	2
Amortization of deferred share-based compensation	—	—	—	—	—	28	—	—	28
Issuance of Series A redeemable convertible preferred stock for cash of $1.00 per share (June)	3,050,000	3,050	—	—	—	—	—	—	—
Preferred stock offering costs	—	—	—	—	(16)	—	—	—	(16)
Preferred stock accretion	—	95	—	—	(95)	—	—	—	(95)
Net loss							(1,237)		(1,237)

Balance at December 31, 1999	3,050,000	3,145	1,506,499	2	78	(135)	(1,237)	—	(1,292)
Repurchase of common stock at various times during the year from terminated employees for cash of $0.015 per share	—	—	(118,055)	—	(13)	11	—	—	(2)
Exercise of stock options at various times during the year for cash of $0.15 to $0.42 per share	—	—	160,442	—	32	—	—	—	32
Non-employee share-based compensation	—	—	—	—	8	—	—	—	8
Amortization of deferred share-based compensation	—	—	—	—	—	80	—	—	80
Issuance of Series B redeemable convertible preferred stock for cash of $2.80 per share (February)	3,085,714	8,640	—	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock for cash of $4.00 per share (December)	1,750,000	7,000	—	—	—	—	—	—	—
Preferred stock offering costs	—	—	—	—	(30)	—	—	—	(30)
Preferred stock accretion	—	663	—	—	(663)	—	—	—	(663)
Net loss							(4,930)		(4,930)

Balance at December 31, 2000	7,885,714	19,448	1,548,886	2	(588)	(44)	(6,167)	—	(6,797)
Repurchase of common stock at various times during the year from terminated employees for cash of $0.15 to $0.42 per share	—	—	(26,833)	—	(3)	—	—	—	(3)
Exercise of stock options at various times during the year for cash of $0.15 to $0.60 per share	—	—	15,900	—	3	—	—	—	3
Non-employee share-based compensation	—	—	—	—	121	—	—	—	121
Amortization of deferred share-based compensation	—	—	—	—	—	27	—	—	27
Issuance of Series C redeemable convertible preferred stock for cash of $4.00 per share (April)	515,000	2,060	—	—	—	—	—	—	—
Preferred stock offering costs	—	—	—	—	(6)	—	—	—	(6)
Preferred stock accretion	—	1,250	—	—	(1,250)	—	—	—	(1,250)
Unrealized gain on investments	—	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	—	(7,804)	—	(7,804)

Comprehensive loss									(7,801)

Balance at December 31, 2001	8,400,714	$22,758	1,537,953	$2	$(1,723)	$(17)	$(13,971)	$3	$(15,706)

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)—(Continued)

(In thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Share-based Compensation	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2001	8,400,714	$22,758	1,537,953	$2	$(1,723)	$(17)	$(13,971)	$3	$(15,706)
Exercise of stock options at various times during the year for cash of $0.15 to $1.20 per share	—	—	84,103	—	50	—	—	—	50
Non-employee share-based compensation	—	—	—	—	74	—	—	—	74
Amortization of deferred share-based compensation	—	—	—	—	—	13	—	—	13
Issuance of Series D redeemable convertible preferred stock for cash of $4.00 per share (April/May)	9,191,248	36,765	—	—	—	—	—	—	—
Preferred stock offering costs	—	—	—	—	(612)	—	—	—	(612)
Preferred stock accretion	—	2,956	—	—	(2,956)	—	—	—	(2,956)
Unrealized gain on investments	—	—	—	—	—	—	—	34	34
Net loss	—	—	—	—	—	—	(13,187)	—	(13,187)

Comprehensive loss									(13,153)

Balance at December 31, 2002	17,591,962	62,479	1,622,056	2	(5,167)	(4)	(27,158)	37	(32,290)
Repurchase of common stock at various times during the year from terminated employees for cash of $0.42 to $1.20 per share	—	—	(7,153)	—	(6)	—	—	—	(6)
Exercise of stock options at various times during the year for cash of $0.15 to $1.20 per share	—	—	101,787	—	64	—	—	—	64
Non-employee share-based compensation	—	—	—	—	54	—	—	—	54
Employee share-based compensation	—	—	—	—	78	—	—	—	78
Deferred share-based compensation	—	—	—	—	36	(36)	—	—	—
Amortization of deferred share-based compensation	—	—	—	—	—	10	—	—	10
Preferred stock accretion	—	3,749	—	—	(3,749)	—	—	—	(3,749)
Unrealized loss on investments	—	—	—	—	—	—	—	(43)	(43)
Net loss	—	—	—	—	—	—	(14,179)	—	(14,179)

Comprehensive loss									(14,222)

Balance at December 31, 2003	17,591,962	$66,228	1,716,690	$2	$(8,690)	$(30)	$(41,337)	$(6)	$(50,061)

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)—(Continued)

(In thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Share-based Compensation	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2004	17,591,962	$66,228	1,716,690	$2	$(8,690)	$(30)	$(41,337)	$(6)	$(50,061)
Exercise of stock options at various times during the year for cash of $0.15 to $1.20 per share	—	—	179,660	—	115	—	—	—	115
Non-cash issuance of common stock warrants at fair value as consideration for a technology licensing agreement	—	—	—	—	15	—	—	—	15
Non-employee share-based compensation	—	—	—	—	30	—	—	—	30
Deferred share-based compensation	—	—	—	—	24	(24)	—	—	—
Amortization of deferred share-based compensation	—	—	—	—	—	22	—	—	22
Issuance of Series E redeemable convertible preferred stock for cash of $4.77 per share (April)	4,821,803	23,000	—	—	—	—	—	—	—
Preferred stock offering costs	—	—	—	—	(61)	—	—	—	(61)
Preferred stock accretion	—	4,979	—	—	(4,979)	—	—	—	(4,979)
Unrealized loss on investments	—	—	—	—	—	—	—	(91)	(91)
Net loss	—	—	—	—	—	—	(13,411)	—	(13,411)

Comprehensive loss									(13,502)

Balance at December 31, 2004	22,413,765	94,207	1,896,350	2	(13,546)	(32)	(54,748)	(97)	(68,421)
Repurchase of common stock at various times during the year from terminated employees for cash of $0.90 to $1.20 per share	—	—	(6,778)	—	(7)	—	—	—	(7)
Exercise of stock options at various times during the year for cash of $0.15 to $2.25 per share	—	—	201,514	—	176	—	—	—	176
Non-employee share-based compensation	—	—	—	—	108	—	—	—	108
Deferred share-based compensation	—	—	—	—	1,185	(1,185)	—	—	—
Amortization of deferred share-based compensation	—	—	—	—	—	564	—	—	564
Preferred stock accretion	—	5,653	—	—	(5,653)	—	—	—	(5,653)
Unrealized gain on investments	—	—	—	—	—	—	—	74	74
Net loss	—	—	—	—	—	—	(14,574)	—	(14,574)

Comprehensive loss									(14,500)

Balance at December 31, 2005	22,413,765	99,860	2,091,086	2	(17,737)	(653)	(69,322)	(23)	(87,733)
Proceeds from initial public offering, net	—	—	8,165,000	8	111,971	—	—	—	111,979
Exercise of stock options at various times during the year for cash of $0.15 to $2.25 per share	—	—	503,066	1	424	—	—	—	425
Non-employee share-based compensation	—	—	—	—	171	—	—	—	171
Amortization of deferred share-based compensation	—	—	—	—	—	414	—	—	414
Employee share-based compensation under SFAS 123R	—	—	—	—	1,331	—	—	—	1,331
Preferred stock accretion	—	2,062	—	—	(2,062)	—	—	—	(2,062)
Conversion of preferred stock to common stock	(22,413,765)	(101,922)	14,942,499	15	101,907	—	—	—	101,922
Conversion of preferred stock warrants to common stock warrants	—	—	—		1,380	—	—	—	1,380
Net exercise of common stock warrants	—	—	86,605	—	—	—	—	—	—
Unrealized gain on investment securities	—	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	—	(25,083)	—	(25,083)

Comprehensive loss									(25,089)

Balance at December 31, 2006	—	$—	25,788,256	$26	$197,385	$(239)	$(94,405)	$(29)	$102,738

See accompanying notes

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,			Period from Inception (May 18, 1999) to December 31, 2006
	2006	2005	2004
Operating activities
Net loss	$(25,083)	$(14,574)	$(13,411)	$(94,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	251	272	304	1,810
Share-based compensation	1,916	672	52	3,131
Amortization of securities premium (discount)	(451)	371	755	930
Non-cash loss on debt repayment	871	—	—	871
Accretion of debt original issuance discount	318	—	—	318
Revaluation of preferred stock warrants to fair value	290	—	—	290
Amortization of gain and gain on sale of PNT assets	—	(682)	(1,637)	(4,096)
Lease incentive	—	—	—	902
Other non-cash items	(12)	—	15	29
Changes in operating assets and liabilities:
Other assets	(608)	(1)	1	(1,231)
Accounts payable and accrued liabilities	2,320	(84)	186	3,861
Deferred rent and sublease loss accrual	(332)	321	(176)	(58)

Net cash used in operating activities	(20,520)	(13,705)	(13,911)	(87,648)
Investing activities
Purchase of property and equipment	(181)	(139)	(75)	(3,315)
Proceeds from sale of PNT assets	—	—	—	4,750
Purchases of investment securities	(149,710)	(13,940)	(31,298)	(256,350)
Maturities of investment securities	62,095	25,686	23,188	157,909

Net cash (used in) provided by investing activities	(87,796)	11,607	(8,185)	(97,006)
Financing Activities
Proceeds from initial public offering, net of offering costs	111,979	—	—	111,979
Proceeds from sale of redeemable convertible preferred stock, net of offering costs	—	—	22,939	79,790
Proceeds from exercise of stock options, net of common stock repurchases	425	169	115	873
Proceeds from issuance of debt, net of offering costs	—	5,811	—	5,811
Issuance of warrants	—	1,090	—	1,090
Principal payments on debt and capital lease obligations	(7,000)	—	—	(7,036)

Net cash provided by financing activities	105,404	7,070	23,054	192,507

Net (decrease) increase in cash and cash equivalents	(2,912)	4,972	958	7,853
Cash and cash equivalents at beginning of period	10,765	5,793	4,835	—

Cash and cash equivalents at end of period	$7,853	$10,765	$5,793	$7,853

Supplemental schedule of non-cash activities:
Conversion of redeemable convertible preferred stock and warrants to common stock and warrants	$103,302	$—	$—	$103,302
Preferred stock accretion	2,062	5,653	4,979	21,406
Deferred share-based compensation	—	1,185	24	1,408
Interest paid	438	—	—	438

See accompanying notes

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Business

Northstar Neuroscience, Inc. is a development stage medical device company headquartered in Seattle, Washington, focused on developing and commercializing novel neurostimulation therapies for a broad range of neurological diseases and disorders. We incorporated in the state of Washington on May 18, 1999 and have devoted substantially all of our resources to development and commercialization of medical technologies utilizing electrical stimulation to treat neurological diseases and disorders.

We continue to report as a development stage company, since planned principal operations have not commenced and the revenue generated from the commercialization of our initial PNT product did not constitute significant and sustained revenue. We operate in a single segment and management uses one measure of financial performance and does not segment its business for internal reporting.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include accruals for clinical trial activities, carrying value of warrant instruments reported as liabilities and the assumptions used in determining share-based compensation expenses. Actual results could differ from management’s estimates and assumptions.

Liquidity

We have incurred losses since our inception in May 1999 and, as of December 31, 2006, we had a deficit accumulated during the development stage of $94.4 million. We have funded our operations to date from public and private placements of equity securities and stock option exercises, raising net proceeds of $192.6 million through December 31, 2006.

Cash and Cash Equivalents

We consider cash equivalents to be those money market accounts, commercial paper, and investments, which are highly liquid, readily convertible to cash, and which mature within three months of the date of purchase.

Investments

We invest in marketable debt securities as part of our cash management program. Classification of investment securities is determined at the time of purchase and is re-evaluated as of each balance sheet date. Investments in securities that mature or are expected to be liquidated in less than one year are classified as short-term.

Investments in debt securities are classified and accounted for as available-for-sale. Investments are recorded at fair value in both short-term and long-term investments, with the unrealized gains and losses reported as a separate component of shareholders’ equity (deficit). Amortization, accretion, interest and dividends, and realized gains and losses are included in interest income. The cost of securities sold is determined using the specific-identification method.

Investments are considered impaired when a decline in fair value is deemed to be other-than-temporary. We periodically review our investments for potential impairment. If cost exceeds fair value, we consider, among other factors, the duration and extent to which cost exceeds fair value, the financial strength of the issuer, and our intent and ability to hold the investment to maturity. Once a decline in value is deemed to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Concentration of Credit Risk and Certain Other Risks

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of our holdings of cash, cash equivalents and investments. Our credit risk is managed by investing in high-quality market instruments and securities of U.S. government agencies, and high-quality corporate issuers. Our credit risk is managed through monitoring the stability of the United States-based financial institutions we utilize and the diversification of our financial resources by limiting the investment in any one issuer of not more than 10% of the total portfolio at the time of purchase, except for investments in U.S. treasuries and agencies and money market funds.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents and accounts payable approximate their fair values due to the short-term maturity of these financial instruments and the current rate offered for similar instruments.

In conjunction with entering into a debt agreement during 2005, we issued warrant instruments to purchase shares of our Series E redeemable convertible preferred stock that were considered liabilities pursuant to Statement of Financial Accounting Standards (SFAS) No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The warrants were reported at fair value at the balance sheet date and subsequent changes in fair value are reflected in the statement of operations during the period of the change in value. All outstanding warrants to purchase shares of our Series E redeemable convertible preferred stock converted to warrants to purchase common stock upon the effectiveness of our initial public offering.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized over the shorter of the useful life or the underlying lease term. Amortization expense related to leasehold improvements is included in depreciation expense.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset is not recoverable.

For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted cash flows. Impairment losses are measured based on the difference between the carrying amounts and estimated fair value. No impairment losses have been recognized to date.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense accrued and amounts paid under the lease agreement is recorded as deferred rent in the accompanying balance sheets.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, share-based compensation, clinical studies performed by third parties, materials and supplies to support ongoing clinical programs, contracted research, product development and related manufacturing of prototype and trial units, consulting arrangements, and other expenses incurred to sustain our overall research and development programs. Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed at the earlier of when the contracted work has been performed or as nonrefundable upfront payments are made.

Clinical trial costs are a significant component of our research and development expenses and are accrued based on patient enrollment and progression through the clinical trial protocol. Clinical trial costs are comprised primarily of services rendered under contract by our clinical trial sites.

Patents

We generally apply for patent protection on our processes and products. Patent application costs are expensed as incurred, as recoverability of such expenditures is uncertain. Patent costs are classified as a component of selling, general and administrative expenses on the accompanying statements of operations.

Income Taxes

We account for income taxes under the liability method as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances have been established to reduce deferred tax assets to the amounts expected to be realized.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain changes in equity that are excluded from net loss. Our accumulated other comprehensive loss represents unrealized losses on investments.

Share-Based Compensation

Share-based Compensation Pursuant to SFAS 123(R)

Through December 31, 2005, we accounted for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, and related interpretations. We had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, as amended.

We adopted SFAS 123(R), Share-Based Payment, effective January 1, 2006, which requires the recognition of share-based compensation expense at fair value. We adopted SFAS 123(R) under the prospective transition method and, therefore, we have not restated results for prior periods.

Pursuant to Financial Accounting Standards Board Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, we have adopted the simplified method to calculate our additional paid-in-capital, or APIC, pool of excess tax benefit. This method was used to calculate our beginning APIC pool and to determine the subsequent effect on the APIC pool for stock-based compensation awards that were outstanding upon our adoption of FAS 123(R).

Pursuant to SFAS 123(R), our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, and future forfeitures. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes over its term because of the greater possibility of significant increases in stock price. We have limited historical information on our stock price volatility as we completed our initial public offering on May 10, 2006. Therefore, in accordance with the implementation guidance in SFAS 123(R), we have calculated an expected volatility based on the average volatilities of companies considered by management to have stock performance characteristics similar to ours, with stock price history over a sufficient period of time. For purposes of identifying similar entities, we have considered factors such as industry, company age, stage of life cycle, and size. The expected term of options granted represents the period of time that options granted are expected to remain outstanding. The expected term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, longer option terms provide more opportunity to exploit market highs. Historical data, however, demonstrates that employees typically do not wait until the end of the contractual term of a nontransferable option to exercise. When establishing an estimate of the expected term of an award, we have elected to use the simplified method of determining expected term as permitted by SEC Staff Accounting Bulletin 107. We review our valuation assumptions at each grant date and from time to time we will likely change the valuation assumptions used to estimate the value of future share-based awards granted.

Reclassifications

Certain prior period amounts on the statements of cash flows have been reclassified to conform to current period presentation. These reclassifications did not impact net increase (decrease) in cash and cash equivalents or cash flows from operating, financing, or investing activities. Certain prior period amounts in the statements of operations have been reclassified to conform to current period presentation. Selling, general and administrative, research and development expenses, operating loss, and net loss were not impacted.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, Accounting for Income Taxes. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The provisions are effective for us, and we will adopt the standard on January 1, 2007. The adoption of this statement will not result in a cumulative accounting adjustment and will not impact our financial position, results of operations or cash flows.

2.	Investments

Information regarding our investments in government and agency debt, domestic corporate debt, and auction rate securities is as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Year ended December 31, 2006
Government and agency debt	$16,477	$7	$(12)	$16,472
Domestic corporate debt	62,996	19	(43)	62,972
Auction rate securities	18,050	—	—	18,050

	$97,523	$26	$(55)	$97,494

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Year ended December 31, 2005
Domestic corporate debt	$9,445	$—	$(23)	$9,422

Investments by year of maturity at December 31, 2006 (in thousands):

	Amortized Cost	Fair Market Value
2007	$72,780	$72,794
2008	20,751	20,711
2009	3,992	3,989

	$97,523	$97,494

The unrealized losses on the debt securities held are primarily attributable to changes in interest rates and are considered to be temporary in nature. No investment losses have been incurred and no impairment losses have been recorded during the periods presented. As of December 31, 2006, no investments have had unrealized losses for greater than twelve months.

3.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005
Office and lab equipment	$794	$905
Furniture, fixtures, and leasehold improvements	1,168	1,175
Software	234	232

	2,196	2,312
Accumulated depreciation and amortization	(1,331)	(1,377)

	$865	$935

4.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Clinical trial expenses	$2,394	$767
Professional services	104	153
Employee compensation	373	163
Other	101	117

	$2,972	$1,200

5.	Debt and Warrants

On December 30, 2005, we entered into a loan and security agreement (Agreement), pursuant to which we could borrow up to $10.0 million through June 30, 2006. On June 29, 2006, we repaid all amounts borrowed under the Agreement along with accrued and unpaid interest and a 4% prepayment fee. At the time of repayment, the carrying value of the debt was $6.1 million, reflecting amounts borrowed less $871,000 of unamortized original issue discounts. The $7.3 million paid, comprised of the $7.0 million of outstanding principal and a $280,000 prepayment fee, was recorded as a $6.1 million reduction in the carrying value of the debt, and a $1.2 million loss on debt repayment. The Agreement expired on June 30, 2006.

6.	Lease Agreements

We entered into a non-cancelable operating lease agreement in July 2000 for office and research facilities, and amended the lease in July 2002. The amended lease commenced September 1, 2002, continues through August 2012, and includes two five-year renewal periods (at our option) at the then-market rate for comparable facilities. In addition, the lease provided for a rent credit of $420,000 to be applied to specified future periods and a tenant improvement allowance of $902,000. In accordance with SFAS No. 13, the rent credit has been factored into our straight-line rent expense calculation as a reduction of overall lease expense during the term of the lease. We utilized the tenant improvement incentive prior to occupancy, and reflected that incentive on the balance sheets both as a leasehold improvement in property and equipment and as deferred rent. The leasehold improvement is being amortized over the term of the lease. Rent expense under this lease for the years ended December 31, 2006, 2005, and 2004 was $643,000, $680,000, and $988,000, respectively.

Future minimum lease payments for non-cancelable operating leases are as follows (in thousands):

Years ending December 31:
2007	$1,162
2008	1,032
2009	1,125
2010	1,053
2011	1,114
Thereafter	743

$6,229

During the year ended December 31, 2002, we executed a sublease for a portion of the facilities covered by our July 2000 lease, as amended. The sublease was for a three-year term with sublease payments totaling approximately $636,000. The difference between the sublease proceeds and the lease expense over the term of the sublease, totaling $844,000, was accrued at the commencement of the sublease and recorded as a loss on sublease.

During February 2005, we executed an additional sublease for another portion of the facilities covered by our amended lease. The sublease is for a three-year term with sublease payments to be received of $489,000. A loss of $794,000 was recorded at the commencement of the sublease, representing the difference between the sublease proceeds and the lease expense over the term of the sublease. The accrued loss is $289,000, at December 31, 2006 and is reduced monthly as rent is paid.

Total payments received under all subleases during 2006, 2005, and 2004 were $173,000, $269,000, and $255,000, respectively. Subsequent to December 31, 2006, the one remaining sublease was amended. The terms of the amendment provided for reductions and elimination of sublease payments during 2007.

7.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At December 31, 2006, we had net operating loss carryforwards of approximately $91.0 million and research and development tax credits of approximately $2.0 million. These net operating loss carryforwards and tax credits will expire from 2019 to 2026. In accordance with Section 382 of the Internal Revenue Code, a change in ownership of greater than 50% within a three-year period will place an annual limitation on our ability to utilize existing net operating loss carryforwards. Due to redeemable convertible preferred stock issuances, we may be subject to these annual limitations and, therefore, unable to fully utilize the net operating loss carryforwards and research and development tax credits.

Significant components of the our deferred tax assets and liabilities approximated the following (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$31,864	$22,238
Research and development tax credits	1,997	1,457
Book expense in excess of tax	626	505

Total deferred tax assets	34,487	24,200
Deferred tax liability:
Tax expense in excess of book	(149)	(35)

Total deferred tax assets and liabilities	34,338	24,165
Less valuation allowance	(34,338)	(24,165)

Net deferred tax assets and liabilities	$—	$—

We recognized a valuation allowance equal to the total deferred tax assets and liabilities due to the uncertainty of realizing the benefits of the assets. The valuation reserve increased by $10.2 million, $4.6 million, and $4.9 million during the years ended December 31, 2006, 2005 and 2004, respectively, primarily due to the increase in net operating loss carryforwards.

8.	Shareholders’ Equity (Deficit)

Initial Public Offering

On May 10, 2006, we closed our initial public offering, selling 8,165,000 shares common stock, including the underwriters’ over-allotment, at $15.00 per share, for gross consideration of approximately $122.5 million. After deduction of underwriting discounts, commissions, and other offering expenses, we received proceeds of approximately $112.0 million.

Reverse Stock Split

On April 13, 2006, we filed Articles of Amendment to our existing Amended and Restated Articles of Incorporation effecting a two-for-three reverse stock split of our authorized and outstanding shares of common stock. The number of shares of preferred stock outstanding was not affected; however, the number of shares of common stock into which such preferred stock converted was reduced on a two-for-three reverse stock split basis. All authorized and issued and outstanding common stock and related per share amounts and preferred stock conversion disclosures have been retroactively adjusted to reflect this reverse stock split.

Redeemable Convertible Preferred Stock Warrants

In connection with the a loan and security agreement, we issued warrants to purchase shares of our Series E redeemable convertible preferred stock, which, as of May 4, 2006, converted into warrants to purchase 118,798 shares of common stock at $7.155 per share. Pursuant to the terms of the warrants, the warrant holders, at their sole discretion, may net exercise the warrants based upon the fair value of the common stock at the date of exercise.

Prior to the conversion of the Series E redeemable convertible preferred stock warrants into common stock warrants upon the effectiveness of the initial public offering, the preferred stock warrants were classified as a liability on the balance sheet pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and related FASB Staff Position 150-5, Issuer’s Accounting under

FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable . The warrants were subject to re-measurement at each balance sheet date and changes in fair value were recognized as a component of other expense.

Management determined that the fair value of the warrants was $1,090,000 at issuance and at December 31, 2005. Management determined the fair value of the warrants at May 4, 2006, the date of conversion into common stock warrants, was $1,380,000 using the Black-Scholes option pricing model with the following assumptions, on an as converted basis: risk-free interest rate of 5.2%; contract term of 9.7 years; volatility of 45.0%; and a common stock value of $15.00 per share. The $290,000 change in value from December 31, 2005 to May 4, 2006 is reflected in the statement of operations as other expense.

Common Stock Warrants

During 2006 holders of warrants to purchase 134,185 shares of common stock at prices ranging from $1.20 to $7.155 per share elected to net-exercise their warrants in exchange for 86,605 shares of common stock. The determination of the net shares to issue to the warrant holders was based on the fair value of the common stock on the dates of exercise. The fair value on the dates of exercise ranged from $15.00 to $16.45. No cash was received or paid in conjunction with these transactions.

As of December 31, 2006 a warrant to purchase 71,279 shares of common stock at $7.155 per share was outstanding.

Preferred Stock

As of December 31, 2006, we were authorized to issue 5,000,000 shares of preferred stock. Our Board of Directors has the authority, without action by the shareholders, to designate and issue shares of preferred stock in one or more series. The Board of Directors may also designate the rights, preferences and powers of each series of preferred stock, any or all of which may be greater than the rights of the common stock including restrictions of dividends on the common stock, dilution of the voting power of the common stock, reduction of the liquidation rights of the common stock, and delaying or preventing a change in control of the Company without further action by the shareholders. The Board of Directors has not designated any rights, preference or powers of any preferred stock and no shares have been issued, subsequent to our IPO.

Since inception, we issued Series A through E redeemable convertible preferred stock. In connection with the completion of our IPO on May 4, 2006, all shares of then-outstanding redeemable convertible preferred stock converted into 14,942,499 shares of common stock. As of December 31, 2006 no shares of redeemable convertible preferred stock were outstanding.

Prior to the conversion to common stock, the holders of the outstanding redeemable convertible preferred stock, voting as a group, could have requested redemption at any time, on or after June 30, 2008, at a redemption price equal to the original purchase price per share of Preferred Stock plus a rate of return equal to 6%, compounded annually, plus any accrued and unpaid dividends. The difference between the original net proceeds and the redemption value of the redeemable convertible preferred stock was accreted over the period from the date of issuance to June 30, 2008.

A summary of the redeemable convertible preferred stock activity for the years ended December 31, 2006, 2005 and 2004, is as follows (in thousands):

	Series A Redeemable Convertible Preferred Stock	Series B Redeemable Convertible Preferred Stock	Series C Redeemable Convertible Preferred Stock	Series D Redeemable Convertible Preferred Stock	Series E Redeemable Convertible Preferred Stock	Total
Balance at December 31, 2003	$3,971	$10,833	$10,767	$40,657	$—	$66,228
Issuance of Series E Preferred Stock	—	—	—	—	23,000	23,000
Accretion to redemption value	237	650	646	2,440	1,006	4,979

Balance at December 31, 2004	4,208	11,483	11,413	43,097	24,006	94,207
Accretion to redemption value	253	689	685	2,586	1,440	5,653

Balance at December 31, 2005	4,461	12,172	12,098	45,683	25,446	99,860
Accretion to redemption value	92	251	250	943	526	2,062
Conversion to common shares on May 4, 2006	(4,553)	(12,423)	(12,348)	(46,626)	(25,972)	(101,922)

Balance at December 31, 2006	$—	$—	$—	$—	$—	$—

Stock Option Plans

As of December 31, 2006, we had one active share-based compensation plan, the 2006 Performance Incentive Plan (2006 Plan). Prior to the 2006 Plan becoming effective, we granted options under the 1999 Stock Option Plan (1999 Plan). Upon the 2006 Plan becoming effective on May 4, 2006, the 1999 Plan terminated. Shares subject to outstanding options under the 1999 Plan as of the date of its termination will continue to be outstanding and subject to the terms of the 1999 Plan, and, to the extent such options expire or terminate without being exercised in full, they will be rolled into the 2006 Plan. For options granted through December 31, 2005, we have elected to follow APB 25, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, to account for employee stock options, rather than the alternative fair value accounting that was permitted under SFAS 123. Under APB 25, compensation expense related to employee stock option grants is recognized using the intrinsic value method. Accordingly, for those grants made through December 31, 2005, we recognized compensation expense for stock options granted to employees with an exercise price below the estimated fair value of our common stock on the date of grant. Through December 31, 2005, the fair value of our options was estimated for disclosure purposes at the grant date using the minimum value option-pricing model.

Options granted under the 1999 Plan generally are immediately exercisable, but the underlying shares are then subject to our repurchase upon exercise. In the event that the optionee’s employment with, or service to, Northstar should terminate, we have the option to repurchase the shares at the price originally paid by the optionee at exercise. These repurchase rights generally lapse at a rate of 25% per year from the optionee’s date of hire, or another date specified at the time the option is granted.

Through December 31, 2005, the fair value of our common stock was determined by our board of directors in consultation with management. During the year ended December 31, 2005, we granted stock options with exercise prices ranging from $1.20 to $2.25 per share. In consideration of the guidance set forth in the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and a valuation of the our common stock by an independent third party, we subsequently determined that the fair value of its common stock during 2005 ranged from $1.20 to $8.69 per share. In accordance with APB 25, deferred share-based compensation of $1.2 million was recorded during the year ended December 31, 2005, of which $978,000 has been expensed through December 31, 2006. Deferred share-based compensation is amortized to expense using graded vesting over the related vesting terms of the options.

In February 2006, we entered into employment agreements with certain of our executive officers upon the effectiveness of the IPO. These employment agreements provide for partial acceleration of vesting of outstanding stock options and other outstanding stock awards upon certain employment terminations in the absence of a change in control and full acceleration of vesting of outstanding stock options and other outstanding stock awards upon certain employment terminations following a change in control. These agreements and the underlying modification of vesting terms of the grants did not result in additional compensation, as the vesting terms did not impact the value of the options.

As of December 31, 2006, the expected future amortization expense for deferred share-based compensation is as follows (in thousands):

Years ended December 31:
2007	$160
2008	69
2009	10

$239

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the prospective transition method as required by the pronouncement. In accordance with the prospective transition method of SFAS 123(R), we have not restated results for prior periods as a result of adopting the new standard. The prospective transition method provides for the recognition of compensation expense for share-based payments made prior to adoption pursuant to the historical APB 25 intrinsic value accounting treatment, in which share-based compensation expense is recognized using graded vesting. Compensation expense for share-based payments made subsequent to adoption is based on the fair value requirements of SFAS 123(R) and recognized on a straight-line basis over the vesting period of the grant.

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

We recorded total share-based compensation expense as follows (in thousands):

	Research and Development	Selling, General and Administrative	Total
Year ended December 31, 2006
Employee stock options granted prior to January 1, 2006	$341	$73	$414
Employee stock options granted on or subsequent to January 1, 2006	662	669	1,331
Non-employee stock options	171	—	171

	$1,174	$742	$1,916

Year ended December 31, 2005
Employee stock options	$400	$164	$564
Non-employee stock options	60	48	108

	$460	$212	$672

Year ended December 31, 2004
Employee stock options	$8	$14	$22
Non-employee stock options	24	6	30

	$32	$20	$52

As of December 31, 2006 unrecognized share-based compensation expense related to unvested awards totaled $2.6 million.

The fair value of share-based payments made to employees, including non-employee directors, during 2006 and non-employees for 2004 through 2006 was estimated on the measurement date using the Black-Scholes option-pricing model. Prior to 2006, the fair value of employee options for pro-forma disclosure purposes was determined using the minimum value. For the applicable years using the following assumptions were used to determine the fair value using the Black-Scholes option-pricing model:

	2006		2005	2004
	Employees	Non-Employees	Non-employees	Non-Employees
Risk-free interest rate	4.6-5.0%	4.6-5.0%	3.8-4.4%	3.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life/remaining contractual life (in years)	5.0-6.1	6.1-10.0	7.9	6.4
Volatility	40-50%	40-50%	60%	100%

A summary of our stock option activity and related information for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands, except share and per share data):

	2006		2005		2004
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	1,595,910	$1.01	1,461,066	$0.87	1,264,113	$0.83
Granted at fair value	704,826	12.87	133,333	1.20	—	—
Granted below fair value	—	—	318,102	1.44	400,320	0.95
Exercised	(503,059)	0.85	(201,514)	0.87	(179,660)	0.65
Cancelled	(23,360)	3.93	(115,077)	0.95	(23,707)	0.93

Outstanding at end of year	1,774,317	$5.73	1,595,910	1.01	1,461,066	$0.87

Intrinsic value of options outstanding	$15,348		$12,257		$482

Outstanding options vested and exercisable, but not subject to repurchase at year-end	994,144	$3.26	1,026,695	$0.88	931,854	$0.78
Intrinsic value of outstanding options vested and exercisable, but not subject to repurchase	$11,055		$8,018		$391

Weighted-average fair value of options granted during the period	$6.58		$3.12		$0.30

The total intrinsic value of options exercised during the year ended December 31, 2006 was $5.4 million, determined as of the date of exercise.

Exercise prices for options outstanding at December 31, 2006 are as follows:

Range of Exercises Prices	Number of Shares	Weighted- Average Remaining Contractual Life (in years)	Outstanding Options Vested and Exercisable, but Not Subject to Repurchase	Weighted- Average Remaining Contractual Life (in years)
$0.15-$0.90	461,871	6.07	390,670	5.88
$1.20-$2.25	613,620	7.35	427,630	6.94
$9.69-$12.48	363,581	9.45	27,977	9.31
$12.50-$16.60	335,245	9.43	147,867	9.41

	1,774,317	7.84	994,144	6.96

9.	Net Loss Per Common Share

Basic net loss per share applicable to common shareholders is calculated by dividing the net loss applicable to common shareholders by the weighted-average number of unrestricted common shares outstanding for the period, without consideration of common stock equivalents. Diluted net loss per share applicable to common shareholders is computed by dividing the net loss applicable to common shareholders by the weighted-average number of unrestricted common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method and the as if converted method. For purposes of this calculation, redeemable convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table presents the computation of basic and diluted net loss per share applicable to common shareholders (in thousands, except share and per share data):

	Year Ended December 31,
	2006	2005	2004
Historical
Numerator:
Net loss applicable to common shareholders	$(27,145)	$(20,227)	$(18,390)

Denominator:
Weighted average shares used in computation of basic and diluted net loss per share applicable to common shareholders	17,662,609	1,921,170	1,775,309

Basic and diluted net loss per share applicable to common shareholders	$(1.54)	$(10.53)	$(10.36)

Antidilutive securities excluded from diluted net loss applicable to common shareholders:
Preferred stock	4,939,326	14,942,499	14,017,780
Warrants and options outstanding	1,899,314	1,735,280	1,547,215

Non-GAAP Pro Forma Net Loss per Share Applicable to Common Shareholders

The additional non-GAAP disclosure below shows what basic and diluted net loss per share would have been if the conversion of the our shares of redeemable convertible preferred stock, that occurred on May 4, 2006, had occurred at the beginning of the respective periods being reported using the as-if-converted method. We believe that this non-GAAP pro forma information provides meaningful supplemental information that helps users of our financial statements compare current results to those of prior periods. The Company’s non-GAAP pro forma net loss per share applicable to common shareholders is as follows (in thousands, except share and per share data):

	2006	2005	2004
Numerator:
Net loss applicable to common shareholders, as reported	$(27,145)	$(20,227)	$(18,390)
Reversal of accretion to redemption value of redeemable convertible preferred stock	2,062	5,653	4,979

Non-GAAP pro forma net loss applicable to common shareholders	$(25,083)	$(14,574)	$(13,411)

Denominator:
Shares used to compute basic and diluted net loss per share applicable to common shareholders	17,662,609	1,921,170	1,775,309
Pro forma adjustments to reflect assumed weighted-average effect of conversion of preferred stock on January 1, 2004	4,939,326	14,942,499	14,017,780

Non-GAAP pro forma shares used in basic and diluted pro forma net loss per share	22,601,935	16,863,669	15,793,089

Non-GAAP pro forma basic and diluted net loss per share applicable to common shareholders	$(1.11)	$(0.86)	$(0.85)

10.	Shares Reserved

At December 31, 2006, common stock is reserved for the following purposes:

Stock Options
Options outstanding	1,774,317
Shares reserved for future grants	2,477,134
Warrants to purchase common stock	71,279

4,322,730

11.	Contractual Agreements

We purchase components, materials and final assemblies from single sources. While alternate suppliers do exist, if any existing suppliers are unable or unwilling to meet demand for product components, or if these components do not meet quality or other specifications, or if we are required to change to an alternate supplier for any key product components, we may face operational or regulatory delays that may result in delays to clinical trials and development programs. We plan to address potential supply interruptions by maintaining a sufficient inventory stock to address temporary supply shortages.

12.	Defined Contribution Plan

We sponsor a defined contribution 401(k) plan (401(k) Plan), which commenced in 2000, in which employees may contribute pretax earnings, up to the maximum allowed by law. The 401(k) Plan permits discretionary contributions, however, we have made no contributions to date.

13.	Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands):

	For the Three Months Ended
	December 31	September 30	June 30	March 31
Year ended December 31, 2006
Total operating expenses	$6,707	$6,910	$9,100	$4,213
Net loss applicable to common shareholders	(5,272)	(5,414)	(10,625)	(5,834)
Basic and diluted net loss per share applicable to common shareholders	$(0.21)	$(0.21)	$(0.65)	$(2.81)

	For the Three Months Ended
	December 31	September 30	June 30	March 31
Year ended December 31, 2005
Total operating expenses	$3,727	$3,708	$3,857	$4,522
Net loss applicable to common shareholders	(5,017)	(4,989)	(4,856)	(5,365)
Basic and diluted net loss per share applicable to common shareholders	$(2.56)	$(2.61)	$(2.58)	$(2.91)