Form 10-Q
period 2007-03-31
Northstar Neuroscience, Inc.
filed 2007-05-04
CIK 1351509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The registrant had 25,798,050 shares of Common Stock, $0.001 par value per share, outstanding as of April 30, 2007.

NORTHSTAR NEUROSCIENCE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	3

	Statements of Operations (unaudited) for the three-month periods ended March 31, 2007 and 2006 and period from inception (May 18, 1999) to March 31, 2007	4

	Statements of Cash Flows (unaudited) for the three-month periods ended March 31, 2007 and 2006 and period from inception (May 18, 1999) to March 31, 2007	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	29

Signatures		30

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

BALANCE SHEETS

In thousands, except share data

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,375	$7,853
Investments, short-term	65,911	72,794
Other current assets	598	1,138

Total current assets	74,884	81,785
Investments, long-term	26,171	24,700
Property and equipment, net	846	865
Other assets	93	93

Total assets	$101,994	$107,443

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,222	$889
Accrued liabilities	3,450	2,972
Deferred rent and sublease loss accrual, current portion	373	336

Total current liabilities	5,045	4,197
Deferred rent and sublease loss accrual, less current portion	404	508
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 authorized shares, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 authorized shares, 25,795,834 and 25,788,256 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	26	26
Additional paid-in capital	197,697	197,385
Deferred share-based compensation	(163)	(239)
Deficit accumulated during the development stage	(100,994)	(94,405)
Accumulated other comprehensive loss	(21)	(29)

Total shareholders’ equity	96,545	102,738

Total liabilities and shareholders’ equity	$101,994	$107,443

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

In thousands, except share and per share data

	Three-month Period Ended March 31,		Period from Inception (May 18, 1999) to March 31,
	2007	2006	2007
Revenue	$—	$—	$463
Cost of goods sold	—	—	956

Gross margin	—	—	(493)
Operating expenses:
Research and development	5,605	2,792	70,946
Selling, general, and administrative	2,335	1,421	34,113
Other operating expenses	—	—	4,788

Total operating expenses	7,940	4,213	109,847

Operating loss	(7,940)	(4,213)	(110,340)
Interest income (expense), net	1,351	(193)	7,514
Loss on debt repayment	—	—	(1,150)
Other income (expense)	—	70	(290)
Gain on sale of assets	—	—	3,272

Net loss	(6,589)	(4,336)	(100,994)
Preferred stock accretion	—	(1,498)	(21,406)

Net loss applicable to common shareholders	$(6,589)	$(5,834)	$(122,400)

Basic and diluted net loss per share applicable to common shareholders	$(0.26)	$(2.81)

Shares used in computation of basic and diluted net loss per share applicable to common shareholders	25,792,757	2,077,364

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

In thousands

	Three-month Period Ended March 31,		Period from Inception (May 18, 1999) to March 31, 2007
	2007	2006
Operating activities
Net loss	$(6,589)	$(4,336)	$(100,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58	66	1,868
Share-based compensation	380	218	3,511
Amortization of securities premium (discount)	(568)	41	362
Non-cash loss on debt repayment	—	—	871
Accretion of debt original issuance discount	—	160	318
Revaluation of preferred stock warrants to fair value	—	(70)	290
Amortization of gain and gain on sale of assets	—	—	(4,096)
Lease incentive	—	—	902
Other non-cash items	—	—	29
Changes in operating assets and liabilities:
Other assets	540	(1,168)	(691)
Accounts payable and accrued liabilities	811	1,350	4,672
Deferred rent and sublease loss accrual	(67)	(89)	(125)

Net cash used in operating activities	(5,435)	(3,828)	(93,083)
Investing activities
Purchases of property and equipment	(39)	(19)	(3,354)
Proceeds from sale of assets	—	—	4,750
Purchases of investment securities	(33,411)	(4,457)	(289,761)
Maturities of investment securities	39,400	4,750	197,309

Net cash provided by (used in) investing activities	5,950	274	(91,056)
Financing activities
Proceeds from initial public offering, net of offering costs	—	—	111,979
Proceeds from sale of redeemable convertible preferred stock, net of offering costs	—	—	79,790
Proceeds from exercise of stock options, net of common stock repurchases	7	60	880
Proceeds from issuance of debt, net of offering costs	—	—	5,811
Proceeds from issuance of warrants	—	—	1,090
Principle payments on debt and capital lease obligations	—	—	(7,036)

Net cash provided by financing activities	7	60	192,514

Net increase (decrease) in cash and cash equivalents	522	(3,494)	8,375
Cash and cash equivalents at beginning of period	7,853	10,765	—

Cash and cash equivalents at end of period	$8,375	$7,271	$8,375

Supplemental schedule of non-cash activities
Conversion of redeemable convertible preferred stock and warrants to common stock and warrants	$—	$—	$103,302
Preferred stock accretion	$—	$1,498	$21,406
Deferred share-based compensation	$(64)	$—	$1,344

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(unaudited)

1.	Nature of the Business

Northstar Neuroscience, Inc. is a development stage medical device company focused on developing and commercializing innovative neurostimulation therapies to restore function and quality of life for people suffering from stroke and other neurological diseases and disorders. We incorporated in the state of Washington on May 18, 1999, and since inception we have devoted substantially all of our resources to the development and commercialization of medical technologies utilizing electrical stimulation to treat neurological diseases and disorders.

We continue to report as a development stage company, since planned principal operations have not commenced and the revenue generated from the commercialization of our initial product did not constitute significant and sustained revenue. We operate in a single segment and management uses one measure of financial performance and does not segment its business for internal reporting.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited balance sheet, statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results of operations have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other period. These financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on form 10-K. The accompanying balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include accruals for clinical trial activities, carrying value of warrant instruments reported as liabilities, and the assumptions used in determining share-based compensation expenses. Actual results could differ from management’s estimates and assumptions.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

3.	Share-based Compensation

As of March 31, 2007, we have one active share-based compensation plan, the 2006 Performance Incentive Plan, and one terminated plan, the 1999 Stock Option Plan. For options granted prior to December 31, 2005, we elected to follow APB 25, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, to account for employee stock options, rather than the alternative fair value accounting that was permitted under SFAS 123. Under APB 25, compensation expense related to employee stock option grants is recognized using the intrinsic value method. Accordingly, for those grants made through December 31, 2005, we recognized compensation expense pursuant to APB 25 for stock options granted to employees with an exercise price below the estimated fair value of our common stock on the date of grant. For disclosure purposes pursuant to SFAS 123, we estimated the date of grant fair value using the minimum value option-pricing model.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-based Payment, using the prospective transition method as required by the pronouncement. In accordance with the prospective transition method of SFAS 123(R), we have not restated results for prior periods as a result of adopting the new standard. The prospective transition method provides for the recognition of compensation expense for share-based payments made prior to adoption pursuant to the historical APB 25 accounting treatment. Compensation expense for share-based payments made subsequent to adoption is based on the fair value requirements of SFAS 123(R) and recognized on a straight-line basis over the vesting period of the grant.

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

We recorded total share-based compensation expense as follows (in thousands):

	Research and Development	Selling, General and Administrative	Total
Three-month period ended March 31, 2007
Employee stock options granted prior to January 1, 2006	$19	$(8)	$11
Employee stock options granted on or subsequent to January 1, 2006	133	205	338
Non-employee stock options	25	6	31

	$177	$203	$380

Three-month period ended March 31, 2006
Employee stock options granted prior to January 1, 2006	$125	$25	$150
Employee stock options granted on or subsequent to January 1, 2006	11	16	27
Non-employee stock options	41	—	41

	$177	$41	$218

Unrecognized share-based compensation expense pursuant to SFAS 123(R) as of March 31, 2007 totaled $4.5 million and will be recognized over the remaining vesting periods of the related grants, which range from one to four years.

The fair value of share-based payments made to employees, including non-employee directors and non-employees, was estimated on the measurement date using the Black-Scholes option-pricing model using the following assumptions:

	Employees		Non-Employees
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Average risk free interest rate	4.7%	4.6%	4.7%	4.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life/remaining contractual life (in years)	5.0-6.1	5.0-6.1	8.5-9.5	6.6-9.6
Volatility	40%	46-50%	40%	43-46%

A summary of our stock option activity and related information for the quarter ended March 31, 2007 is as follows (in thousands, except share and per share data):

	March 31, 2007
	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2006	1,774,317	$5.73
Granted at fair value	475,228	12.05
Exercised	(16,162)	1.21
Cancelled	(14,613)	8.38

Outstanding at March 31, 2007	2,218,770	$7.09

Outstanding options vested and exercisable, but not subject to repurchase at March 31, 2007	1,059,828	$3.54

Intrinsic value of options outstanding	$12,669

Intrinsic value of outstanding options vested and exercisable, but not subject to repurchase	$9,814

Weighted-average fair value of options granted during the period	$5.56

The total intrinsic value of options exercised during the quarter ended March 31, 2007 was $187,000, determined as of the date of exercise.

Exercise prices for options outstanding at March 31, 2007 are as follows:

Range of Exercises Prices	Number of Shares	Weighted- Average Remaining Contractual Life (in years)	Outstanding Options Vested and Exercisable, but Not Subject to Repurchase
$0.15-$2.25	1,053,565	6.54	841,387
$2.25-$12.50	784,809	9.58	63,730
$12.50-$16.60	380,396	9.29	154,711

	2,218,770	8.09	1,059,828

4.	Net Loss Per Common Share

Basic net loss per share applicable to common shareholders is calculated by dividing the net loss applicable to common shareholders by the weighted-average number of unrestricted common shares outstanding for the period, without consideration of common stock equivalents. Diluted net loss per share applicable to common shareholders is computed by dividing the net loss applicable to common shareholders by the weighted-average number of unrestricted common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method and the as-if-converted method. For purposes of this calculation, redeemable convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table presents the computation of basic and diluted net loss per share applicable to common shareholders:

(in thousands, except share and per share data)	Three-month Period Ended March 31,
	2007	2006
Numerator:
Net loss applicable to common shareholders	$(6,589)	$(5,834)

Denominator:
Weighted-average shares used in computation of basic and diluted net loss applicable to common shareholders	25,792,757	2,077,364

Basic and diluted net loss per share applicable to common shareholders	$(0.26)	$(2.81)

Antidilutive securities at March 31, 2007 and 2006 excluded from diluted net loss applicable to common shareholders, on an as converted basis:
Preferred stock	—	14,942,499

Warrants and options outstanding	2,218,770	1,854,816

Non-GAAP Pro Forma Net Loss per Share Applicable to Common Shareholders

The additional non-GAAP pro forma basic and diluted net loss per share applicable to common shareholders presented in the following table assumes the conversion of all shares of redeemable convertible preferred stock into shares of common stock, using the as-if-converted method, as if such conversion had occurred as of January 1, 2006. In connection with the completion of our Initial Public Offering on May 4, 2006, all shares of then-outstanding redeemable convertible preferred stock converted into 14,942,499 shares of common stock. We believe that this non-GAAP pro forma information provides meaningful supplemental information that helps investors compare current results to those of prior periods. The calculation of our non-GAAP pro forma net loss per share applicable to common shareholders is as follows:

(in thousands, except share and per share data)	Three-month Period Ended March 31,
	2007	2006
Numerator:
Net loss applicable to common shareholders, as reported	$(6,589)	$(5,834)
Reversal of accretion to redemption value of redeemable convertible preferred stock	—	1,498

Non-GAAP pro forma net loss applicable to common shareholders	$(6,589)	$(4,336)

Denominator:
Shares used to compute basic and diluted net loss per share applicable to common shareholders	25,792,757	2,077,364
Pro forma adjustments to reflect assumed weighted-average effect of conversion of preferred stock on January 1, 2006	—	14,942,499

Non-GAAP pro forma shares used in basic and diluted pro forma net loss per share	25,792,757	17,019,873

Non-GAAP pro forma basic and diluted net loss per share applicable to common shareholders	$(0.26)	$(0.25)

5.	Income Taxes

In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. At the date of adoption of FIN 48, we had no unrecognized tax benefits and expected no significant changes in unrecognized tax benefits in the next 12 months. The adoption of this statement did not result in a cumulative accounting adjustment and did not impact our financial position, results of operations or cash flows. In accordance with FIN 48, paragraph 19, we have decided to classify any interest and penalties as a component of tax expense. To date, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

As of January 1, 2007, we have recorded a valuation allowance equal to our total net deferred tax assets due to the uncertainty of ultimately realizing tax benefits of approximately $36.5 million. The Company is subject to audit by the IRS for all years since inception.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited financial statements and notes thereto that appear elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this report.

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

Overview

Management’s discussion and analysis provides additional insight into Northstar Neuroscience and is provided as a supplement to, and should be read in conjunction with, our annual report on Form 10-K.

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

The initial application of our Renova Cortical Stimulation System, the Renova-ST, is to enhance the recovery of hand and arm motor function in patients who have suffered an ischemic stroke. Between November 2002 and October 2004, we conducted two feasibility trials, the ADAMS and BAKER trials, in which we investigated the safety and efficacy of our stroke motor recovery therapy. In July 2004, we received conditional approval from the United States Food and Drug Administration, or FDA to initiate our pivotal trial, called EVEREST, to evaluate the safety and efficacy of our system, and in June 2005 we received full investigational device exemption, or IDE, approval for our EVEREST trial at clinical sites throughout the United States. A pivotal trial is a clinical trial in which safety and efficacy data are collected in support of an FDA submission to obtain marketing approval, and an IDE is a regulatory submission that allows an investigational device to be used in a human clinical trial. Through March 31, 2007, we have enrolled and assigned to a treatment group, or randomized, a total of 142 patients and currently expect to reach the primary endpoint of the trial and submit data from the trial for FDA approval by the end of 2007. Under this schedule, we anticipate receiving FDA approval to market our system in late 2008; however, FDA approval is not assured.

Beyond stroke motor recovery, we are also evaluating cortical stimulation for use in treating other neurological diseases and disorders. We have completed enrollment and obtained six-month follow up data in our CHESTNUT trial evaluating stroke-related aphasia, which showed that the benefits of our cortical stimulation therapy are retained and durable. We completed enrolling patients and have reached the primary endpoint in our SAHALE trial, which is our initial feasibility trial for tinnitus, and we are currently enrolling patients in our PROSPECT trial, which is our initial feasibility trial using cortical stimulation for major depressive disorder.

We are focusing our resources on successfully completing the EVEREST trial and conducting the feasibility trials noted above. We continue to explore additional applications for our cortical stimulation platform and monitor relevant research activities on other neurological diseases and disorders.

To date, we have not generated any revenue related to cortical stimulation, and we have incurred net losses in each year since our inception. The limited revenue we have generated has been from the commercial sale of an earlier product that was sold to a third party in May 2003. We expect our losses to continue and to increase as we continue our clinical trial activities and initiate commercialization activities. We have financed our operations primarily through public and private placements of equity securities.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates, including those related to share-based compensation and clinical trial accruals. We base our estimates on historical experience and on other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There has been no significant change in our critical accounting policies or estimates from those policies or estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 19, 2007, except for the income tax policy discussed below.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Financial Overview

Revenue

To date, we have not generated any revenue from the sale of our Renova Cortical Stimulation System. During 2002 and 2003, we recorded limited revenue from the sale of an earlier product. The assets related to this product were sold in May 2003, and we recognized the gain from this sale as other income. We do not expect to generate revenue from the sale of our Renova-ST until 2009, subject to FDA approval.

Research and Development Expenses

Our research and development expenses primarily consist of costs incurred to conduct clinical trials, engineering development costs associated with our Renova Cortical Stimulation System, and regulatory compliance activities. Research and development expenses are comprised of direct clinical trial costs, employee compensation, including share-based compensation, supplies and materials, consultant services, information technology support, travel, and facilities. We expense research and development costs at the earlier of when they are incurred, or when they are paid and non-refundable. From our inception through March 31, 2007, we have incurred $70.9 million in research and development expenses.

We expect our research and development expenses to increase in 2007 due to:

•	Costs to reach the primary endpoint of our EVEREST trial;

•	Development of a commercial version of the Renova-ST.

•	Clinical trials evaluating the application of cortical stimulation for other indications;

•	Ongoing development of advanced cortical stimulation systems for the treatment of additional indications; and

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include compensation for executive, finance, intellectual property, marketing information technology, human resources and administrative personnel, including share-based compensation, and facilities expenses. Other significant expenses include professional fees for accounting and legal services, including legal services associated with our efforts to obtain and maintain protection for the intellectual property related to our cortical stimulation system and related therapies. We expect our selling, general, and administrative expenses to increase in 2007 due to:

•

Costs associated with operating as a publicly-traded company, specifically increased costs for personnel and professional fees relating to compliance with SEC reporting requirements and internal control testing as required under the Sarbanes-Oxley Act of 2002;

•

Marketing and reimbursement expenditures associated with planning and preparation for potential commercial launch of our Renova-ST, and relating to ongoing and future market evaluations of additional applications of our cortical stimulation therapy platform; and

•	Costs associated with developing, expanding, and protecting the intellectual property related to our cortical stimulation system and related therapeutic applications.

Other Operating Expenses

Since inception, other operating expenses have included severance expenses, losses on subleases of our facilities, and intellectual property settlements.

Results of Operations

Three-month Periods Ended March 31, 2007 and 2006

Research and Development Expenses

Research and development expenses were $5.6 million for the three-month period ended March 31, 2007, compared to $2.8 million for the three-month period ended March 31, 2006. The increase of $2.8 million, or 100%, was primarily the result of a $1.7 million increase in clinical trial expenses attributable to increased patient randomization in the EVEREST pivotal trial, as well as ongoing progress in other clinical trials, increases in compensation and consultants of $780,000, and other research and development expenses, including tooling and prototypes, of $320,000, reflecting ongoing development activities for existing and next generation devices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.3 million for the three-month period ended March 31, 2007, compared to $1.4 million for the three-month period ended March 31, 2006. The increase of $900,000, or 64%, was the result of increases in compensation and consultants expense of $140,000 related to increased headcount, increased expenses of $160,000 relating to share-based compensation, increased expenses relating to marketing and market research activities of $110,000, and increases in professional service, insurance and other expenses of $490,000, due primarily to increased costs associated with being a public company.

Interest Income, Net

Interest income (expense), net, was $1.3 million for the three-month period ended March 31, 2007, compared to a net expense of $190,000 for the three-month period ended March 31, 2006. The transition from interest expense to interest income reflects the repayment of all outstanding debt balances during the prior year and the interest earned on the proceeds received from our May 2006 initial public offering.

Liquidity and Capital Resources

We have incurred losses since our inception in May 1999 and, as of March 31, 2007, we had a deficit accumulated during the development stage of $101.0 million. We have funded our operations to date from public and private placements of equity securities and stock option exercises, raising net proceeds of $192.6 million through March 31, 2007.

As of March 31, 2007, we had $100.5 million in cash, cash equivalents, and investments.

Net Cash Used in Operating Activities

Net cash used in operating activities was $5.4 million and $3.8 million for the three months ended March 31, 2007 and 2006, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by non-cash operating expenses including loss on debt repayment, depreciation, amortization of premiums on investments, share-based compensation, and changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $6.0 million and $274,000 for the three months ended March 31, 2007, and 2006, respectively. Net cash provided by investing activities primarily reflects the net of purchases and maturities of investments, and purchases of fixed assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $7,000 and $60,000 for the three months ended March 31, 2007 and 2006, respectively. Net cash provided by financing activities reflects proceeds from the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any product based on our cortical stimulation technology and we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, conduct and complete clinical trials, pursue additional applications for our technology platform, expand our clinical development and corporate infrastructure, and prepare for the potential commercial launch of our Renova-ST.

We do not expect to generate significant product revenue until at least 2009. We do not anticipate generating any product revenue unless and until we successfully obtain FDA marketing approval for, and begin selling, our Renova-ST. We believe that our cash, cash equivalents, investments, and related interest income will be sufficient to meet our anticipated cash requirements through 2009. If our available cash, cash equivalents and investments are insufficient to satisfy our liquidity requirements, or if we develop additional products or pursue additional applications for our products, we may seek to sell additional equity or issue debt securities. The sale of additional equity securities would result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business.

We anticipate spending at least $3.0 million in 2007 for direct costs to complete our EVEREST trial. In addition, we will spend additional funds for regulatory approvals, and for activities to initiate commercialization of our Renova-ST, if approved. The development of any new applications of our cortical stimulation therapy system and new product candidates will also require the expenditure of significant financial resources and take several years to complete, from development to ultimate commercialization. We expect to fund the development of potential product candidates with our existing cash, cash equivalents and investment balances and revenue from the sales of our Renova-ST, if approved.

Our forecast of the period of time through which our financial resources will be adequate to support our operations and the costs to complete development of products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this quarterly report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our Renova Cortical Stimulation System, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete ongoing clinical trials and successfully deliver a commercial product to market. Our future funding requirements will depend on many factors, including but not limited to:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	clinical trial results;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third party patent or other intellectual property rights;

•	the cost of defending other litigation or disputes with third parties;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our Renova Cortical Stimulation System and any products that we may develop;

•	the rate of market acceptance of our Renova-ST and any other product candidates;

•	the effect of competing products and market developments;

•	the working capital required for selling, general, and administrative expenses;

•	any revenue generated by sales of our future products; and

•	the extent to which we acquire or invest in businesses, products and technologies.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet financing arrangements.

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

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: Other Information

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We are not currently involved in any material legal proceedings.

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

We are a development stage company with a limited operating history and no revenue. As of March 31, 2007, we had a deficit accumulated during the development stage of $101.0 million. We have incurred losses in each year since our formation in 1999. Our net losses applicable to common shareholders for the fiscal years ended December 31, 2006, 2005, and 2004 were $27.1 million, $20.2 million, and $18.4 million, respectively. Development of a new medical device, including conducting clinical trials and seeking regulatory approvals, is a long, expensive and uncertain process. We expect to continue to incur significant and increasing operating losses for the next several years. These losses, among other things, have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

We expect our clinical and regulatory expenses to increase in connection with our ongoing clinical trials, trials that we may initiate in the future, and activities related to pursuing marketing approval of our Renova-ST by the FDA. We also expect our product development expenses to increase in connection with our ongoing and future product development initiatives. In addition, we expect to incur significant corporate infrastructure and sales and marketing expenses, prior to recording sufficient revenue to offset these expenses, if our Renova-ST is approved for marketing by the FDA. Because of the numerous risks and uncertainties associated with developing new medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

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

Since June 2003 we have invested substantially all of our financial resources and our research and product development efforts in our Renova Cortical Stimulation System, which we hope to introduce the Renova-ST for commercial sales starting in the first quarter of 2009, subject to FDA approval. We do not anticipate generating any revenue prior to that time. The commercial success of our Renova-ST will depend upon:

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

If we are unable to complete our EVEREST or other trials, or if we experience significant delays, our ability to commercialize our Renova Cortical Stimulation System and our financial position will be impaired.

Our EVEREST trial protocol requires us to obtain clinical data from at least 151 patients to meet our primary safety and efficacy endpoints. Depending on the attrition level, which is the number of enrolled patients who fail for any reason to complete the trial, we will have to treat more than 151 patients to end up with the full set of patient data required by the FDA. Our clinical plan assumes that the attrition level could be as high as 20% of the patients we enroll. We will monitor actual patient attrition during the trial and increase our enrollment accordingly. We currently have approval from the FDA to treat up to 174 patients in the EVEREST trial. If we are required to treat more than 174 patients in the EVEREST trial to obtain a full set of data on 151 patients, we will request an increase in the permissible number of patients from the FDA. Conducting a clinical trial of this size, which involves screening, assessing, testing, treating, and monitoring patients at clinical sites across the United States, and coordinating with patients and clinical institutions as well as with neurologists, neurosurgeons, radiologists, physiatrists and physical therapists, is a complex and uncertain process. To enroll and treat patients at a clinical site, we must first obtain clinical site approvals, finalize contracts at trial sites and train and validate site personnel. We currently expect to reach the primary endpoint of the trial and submit the trial data for approval to the FDA by the end of 2007.

Completion of our EVEREST trial, and our other ongoing or future clinical trials, could be delayed for several reasons, including:

•	patients may not enroll in, or complete, clinical trials at the rate we expect;

•

patients may experience adverse side effects, causing the data safety monitoring board, a clinical site Institutional Review Board, or IRB, the FDA, or other regulatory authority to place the clinical trial on hold;

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

We cannot market our products unless the FDA has approved them. Even if we file an application with clinical data that we believe justifies marketing approval for the Renova Cortical Stimulation System or any other product we may in the future develop, the FDA or foreign regulatory authorities may not approve our filing, or may request additional information, including data from additional clinical trials. The FDA or foreign regulatory authorities may also approve our system or any other product for very limited purposes with many restrictions on its use, may delay approval, or ultimately may not grant marketing approval for our system. Because our system represents a novel way to treat motor disabilities caused by stroke, and because there is a large population of stroke patients who might be eligible for treatment, it is possible, if not likely, that the FDA and other regulatory bodies will review an application for approval of our Renova Cortical Stimulation System with greater scrutiny, which may include a panel review, which could cause that process to be lengthier and more involved than that for products without such characteristics. There can be no assurance that the FDA will approve our Renova Cortical Stimulation System for the treatment of any indication, even if the clinical trial data meets or exceeds our anticipated levels of efficacy.

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

Any product for which we obtain marketing approval will be subject to ongoing regulation, including inspections by the FDA and other regulatory agencies of our products’ manufacturing processes, compliance with Quality System Regulations and review of post-market approval data, as well as review of our promotional activities. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses or populations for which the product may be marketed. For example, we might be limited to marketing our Renova Cortical Stimulation System for only a subpopulation of stroke patients, which could significantly affect the size of the potential market. In addition, if the data from an FDA-mandated post-market approval trial are not obtained, we may incur additional costs and continued oversight by the FDA. Furthermore, later discovery of previously unknown problems with our products, including unanticipated adverse events, manufacturer or manufacturing problems, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions, or the imposition of civil or criminal penalties.

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

We expect that both government and third party payors will continue to attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. If reimbursement for our Renova Cortical Stimulation System and the related surgery, hospital stay, and rehabilitative therapy, is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, market acceptance of our system would be impaired and our future revenue, if any, would be materially and adversely affected.

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

We believe that our cash, cash equivalents and investments will be sufficient to fund our continuing operations and other demands and commitments through 2009. After, and possibly prior to, such date we may need or elect to raise substantial additional capital to:

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

Section 404 of the Sarbanes-Oxley Act of 2002 and the SEC rules and regulations implementing such act will require us to conduct an annual evaluation of our internal control over financial reporting starting with our fiscal year ending December 31, 2007. This process will increase our legal and financial compliance costs, and make some activities more difficult, time-consuming or costly. If we fail to have an effectively designed and operating system of internal controls, we may be unable to comply with the requirements of Section 404 in a timely manner.

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

Our stock price is likely to be volatile. The stock market in general and the market for small healthcare companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common stock may be influenced by many factors, including:

•	results of our clinical trials;

•	delays in enrolling or conducting our ongoing clinical trials, or other developments concerning ongoing clinical trials;

•	delays in obtaining regulatory approvals for clinical trials or commercial marketing efforts;

•	failure of any of our future products, if approved for commercial sale, to achieve commercial success;

•	regulatory developments in the United States and foreign countries;

•	regulatory issues related to our quality systems;

•	developments or disputes concerning patents or other proprietary rights;

•	ability to develop or manufacture our products;

•	public concern over our products;

•	introduction of competing products;

•	litigation or other disputes with third parties;

•	departure of key personnel;

•	sales or anticipated sales of our common stock;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

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

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-132135), which was declared effective by the Securities and Exchange Commission on May 4, 2006, and a Registration Statement on Form S-1 filed pursuant to Rule 462 (File No. 333-133827) that also was effective on May 4, 2006.

We received net proceeds of $112.0 million from the offering and, as of March 31, 2007, we had invested $100.5 million from the offering in money market accounts and investment securities and had used $11.5 million:

•	for direct costs to complete our ongoing EVEREST clinical trial;

•	to continue the development of our cortical stimulation therapy system for applications other than stroke motor recovery, including other clinical trials and research programs;

•	to build initial sales and marketing capabilities to support the anticipated commercial launch of our Renova-ST System; and

•	working capital and other general corporate purposes.

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

NORTHSTAR NEUROSCIENCE, INC.

Dated: May 4, 2007	/s/ Raymond N. Calvert
Raymond N. Calvert
Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002