Form 10-Q
period 2007-06-30
Northstar Neuroscience, Inc.
filed 2007-08-03
CIK 1351509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The registrant had 25,853,444 shares of Common Stock, $0.001 par value per share, outstanding as of July 24, 2007.

NORTHSTAR NEUROSCIENCE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	3
	Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	3
	Statements of Operations (unaudited) for the three- and six-month periods ended June 30, 2007 and 2006 and period from inception (May 18, 1999) to June 30, 2007	4
	Statements of Cash Flows (unaudited) for the six-month periods ended June 30, 2007 and 2006 and period from inception (May 18, 1999) to June 30, 2007	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 6.	Exhibits	30

Signatures		31

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

BALANCE SHEETS

(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,988	$7,853
Investments, short-term	60,117	72,794
Other current assets	1,039	1,138

Total current assets	66,144	81,785
Investments, long-term	29,201	24,700
Property and equipment, net	802	865
Other assets	93	93

Total assets	$96,240	$107,443

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,475	$889
Accrued liabilities	3,774	2,972
Other current liabilities	316	336

Total current liabilities	5,565	4,197
Other long-term liabilities	472	508
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 authorized shares, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 authorized shares, 25,853,444 and 25,788,256 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	26	26
Additional paid-in capital	198,303	197,385
Deferred share-based compensation	(111)	(239)
Deficit accumulated during the development stage	(107,980)	(94,405)
Accumulated other comprehensive loss	(35)	(29)

Total shareholders’ equity	90,203	102,738

Total liabilities and shareholders’ equity	$96,240	$107,443

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three-month Period Ended June 30,		Six-month Period Ended June 30,		Period from Inception (May 18, 1999) to June 30, 2007
	2007	2006	2007	2006
Revenue	$—	$—	$—	$—	$463
Cost of goods sold	—	—	—	—	956

Gross margin	—	—	—	—	(493)
Operating expenses:
Research and development	5,854	4,987	11,459	7,778	76,800
Selling, general and administrative	2,422	1,613	4,757	3,035	36,535
Other operating expenses	—	2,500	—	2,500	4,788

Total operating expenses	8,276	9,100	16,216	13,313	118,123

Operating loss	(8,276)	(9,100)	(16,216)	(13,313)	(118,616)
Interest income, net	1,290	549	2,641	356	8,804
Other (expenses) income, net	—	(1,510)	—	(1,440)	1,832

Net loss	(6,986)	(10,061)	(13,575)	(14,397)	(107,980)
Preferred stock accretion	—	(564)	—	(2,062)	(21,406)

Net loss applicable to common shareholders	$(6,986)	$(10,625)	$(13,575)	$(16,459)	$(129,386)

Basic and diluted net loss per share applicable to common shareholders	$(0.27)	$(0.65)	$(0.53)	$(1.79)

Shares used in computation of basic and diluted net loss per share applicable to common shareholders	25,823,620	16,318,027	25,808,367	9,197,881

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six-month Period Ended June 30,		Period from Inception (May 18, 1999) to June 30, 2007
	2007	2006
Operating activities
Net loss	$(13,575)	$(14,397)	$(107,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125	129	1,935
Share-based compensation	972	1,257	4,103
Amortization of securities (discount) premium	(1,190)	55	(260)
Non-cash loss on debt repayment	—	871	871
Accretion of debt original issuance discount	—	318	318
Revaluation of preferred stock warrants to fair value	—	290	290
Amortization of gain and gain on sale of assets	—	—	(4,096)
Lease incentive	—	—	902
Other non-cash items, net	1	38	30
Changes in operating assets and liabilities:
Other assets	99	(716)	(1,132)
Other liabilities	1,332	912	5,135

Net cash used in operating activities	(12,236)	(11,243)	(99,884)
Investing activities
Purchases of property and equipment	(62)	(47)	(3,377)
Proceeds from sale of assets	—	—	4,750
Purchases of investment securities	(80,091)	(4,457)	(336,441)
Maturities of investment securities	89,450	10,595	247,359

Net cash provided by (used in) investing activities	9,297	6,091	(87,709)
Financing activities
Proceeds from initial public offering, net of offering costs	—	111,979	111,979
Proceeds from sale of redeemable convertible preferred stock, net of offering costs	—	—	79,790
Proceeds from exercise of stock options, net of common stock repurchases	74	195	947
Proceeds from issuance of debt, net of offering costs	—	—	5,811
Proceeds from issuance of warrants	—	—	1,090
Principal payments on debt and capital lease obligations	—	(7,000)	(7,036)

Net cash provided by financing activities	74	105,174	192,581

Net (decrease) increase in cash and cash equivalents	(2,865)	100,022	4,988
Cash and cash equivalents at beginning of period	7,853	10,765	—

Cash and cash equivalents at end of period	$4,988	$110,787	$4,988

Supplemental schedule of non-cash activities
Conversion of redeemable convertible preferred stock and warrants to common stock and warrants	$—	$103,302	$103,302
Preferred stock accretion	$—	$2,062	$21,406
Deferred share-based compensation	$(91)	$—	$1,317

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

1.	Nature of the Business

Northstar Neuroscience is a medical device company focused on developing neurostimulation therapies to treat neurological injury, disorder and disease. Northstar’s proprietary Renova™ Cortical Stimulation System is an investigational device that delivers targeted electrical stimulation to the outer surface of the brain—the cerebral cortex. The Renova system is currently under investigation for several indications, including stroke motor recovery, aphasia, tinnitus and depression. We incorporated in the state of Washington on May 18, 1999, and since inception we have devoted substantially all of our resources to the development and commercialization of medical technologies utilizing electrical stimulation to treat neurological diseases and disorders.

We continue to report as a development stage company, since planned principal operations have not commenced and the revenue generated from the commercialization of an earlier, different product did not constitute significant and sustained revenue. We operate in a single segment and management uses one measure of financial performance and does not segment its business for internal reporting.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited balance sheets, statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results of operations have been included. Operating results for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other period. These financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date, but is not accompanied by all disclosures required by GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include accruals for clinical trial activities and the assumptions used in determining share-based compensation expenses. Actual results could differ from management’s estimates and assumptions.

Reclassifications

Certain prior period amounts on the statements of cash flows have been reclassified to conform to current period presentation. These reclassifications did not impact net (decrease) increase in cash and cash equivalents or cash flows from operating, financing, or investing activities. Certain prior period amounts in the statements of operations have been reclassified to conform to current period presentation. Research and development expenses, selling, general and administrative expenses, operating loss, and net loss were not impacted.

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

As of June 30, 2007, we have one active share-based compensation plan, the 2006 Performance Incentive Plan, and one terminated plan, the 1999 Stock Option Plan. For options granted prior to December 31, 2005, we elected to follow APB 25, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, to account for employee stock options, rather than the alternative fair value accounting that was permitted under SFAS 123. Under APB 25, compensation expense related to employee stock option grants is recognized using the intrinsic value method. Accordingly, for those grants made through December 31, 2005, we recognized compensation expense pursuant to APB 25 for stock options granted to employees with an exercise price below the estimated fair value of our common stock on the date of grant. For disclosure purposes pursuant to SFAS 123, we estimated the date of grant fair value using the minimum value option-pricing model.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-based Payment, using the prospective transition method as required by the pronouncement. In accordance with the prospective transition method we have not restated results for prior periods as a result of adopting the standard. The prospective transition method provides for the recognition of compensation expense for share-based payments made prior to adoption pursuant to the historical APB 25 accounting treatment. Compensation expense for share-based payments made subsequent to adoption is based on the fair value requirements of SFAS 123(R) and recognized on a straight-line basis over the vesting period of the grant.

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

We recorded total share-based compensation expense as follows (in thousands):

	Research and Development	Selling, General and Administrative	Total
Three-month period ended June 30, 2007
Employee grants prior to January 1, 2006	$22	$3	$25
Employee grants on or subsequent to January 1, 2006	218	288	506
Non-employee	18	43	61

	$258	$334	$592

Three-month period ended June 30, 2006
Employee grants prior to January 1, 2006	$100	$20	$120
Employee grants on or subsequent to January 1, 2006	520	359	879
Non-employee	40	—	40

	$660	$379	$1,039

Six-month period ended June 30, 2007
Employee grants prior to January 1, 2006	$41	$(5)	$36
Employee grants on or subsequent to January 1, 2006	351	493	844
Non-employee	43	49	92

	$435	$537	$972

Six-month period ended June 30, 2006
Employee grants prior to January 1, 2006	$225	$45	$270
Employee grants on or subsequent to January 1, 2006	531	375	906
Non-employee	81	—	81

	$837	$420	$1,257

Unrecognized share-based compensation expense pursuant to SFAS 123(R) as of June 30, 2007 totaled $4.7 million and will be recognized over the remaining vesting periods of the related grants, which range from one to four years.

The fair value of share-based payments was estimated on the measurement date using the Black-Scholes option-pricing model using the following assumptions:

	Employees		Employees		Non-Employees		Non-Employees
	Three-month Period Ended June 30,		Six-month Period Ended June 30,		Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Average risk free interest rate	4.7%	5.0-5.1%	4.7%	4.6-5.1%	4.7%	5.1-5.2%	4.7%	4.8-5.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected term/contractual term (in years)	5.0-6.1	5.0-6.1	5.0-6.1	5.0-6.1	8.2-9.2	6.3-9.4	8.2-9.5	6.3-9.6
Volatility	40.0%	45.0-50.0%	40.0%	46.0-50.0%	40.0%	50.0%	40.0%	43.0-50.0%

A summary of our stock option activity and related information for the six-month period ended June 30, 2007 is as follows (in thousands, except share and per share data):

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2006	1,774,317	$5.73
Granted at fair value	606,478	12.25
Exercised	(70,772)	1.22
Cancelled	(54,277)	9.77

Outstanding at June 30, 2007	2,255,746	7.52

Outstanding options vested and exercisable, but not subject to repurchase at June 30, 2007	1,070,898	3.92

Intrinsic value of options outstanding	$9,271

Intrinsic value of outstanding options vested and exercisable, but not subject to repurchase	$8,257

Weighted-average fair value of options granted during the period	$5.63

The total intrinsic value of options exercised, determined as of the date of exercise, during the three- and six-month periods ended June 30, 2007 was $640,000 and $815,000, respectively.

Exercise prices for options outstanding at June 30, 2007 are as follows:

Range of Exercises Prices	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Outstanding Options Vested and Exercisable, but Not Subject to Repurchase
$ 0.15-$ 2.25	986,893	6.31	816,829
$ 9.69-$12.48	768,009	9.33	81,060
$12.48-$16.60	500,884	9.28	173,009

	2,255,746	8.00	1,070,898

4.	Loss Per Common Share (in thousands, except share data)

Basic net loss per share applicable to common shareholders is calculated by dividing the net loss applicable to common shareholders by the weighted-average number of unrestricted common shares outstanding for the period, without consideration of common stock equivalents. Diluted net loss per share applicable to common shareholders is computed by dividing the net loss applicable to common shareholders by the weighted-average number of unrestricted common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method and the as-if-converted method. For purposes of this calculation, redeemable convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are excluded from the calculation of diluted net loss per share as their effect is antidilutive.

The following table presents the computation of basic and diluted net loss per share applicable to common shareholders:

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2007	2006	2007	2006
Numerator:
Net loss applicable to common shareholders	$(6,986)	$(10,625)	$(13,575)	$(16,459)

Denominator:
Weighted-average shares used in computation of basic and diluted net loss applicable to common shareholders	25,823,620	16,318,027	25,808,367	9,197,881

Basic and diluted net loss per share applicable to common shareholders	$(0.27)	$(0.65)	$(0.53)	$(1.79)

Antidilutive securities excluded from diluted net loss applicable to common shareholders, on an as converted basis:
Preferred stock	—	5,478,916	—	10,210,708
Warrants and options outstanding	2,327,025	1,879,114	2,327,025	1,884,973

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

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2007	2006	2007	2006
Numerator:
Net loss applicable to common shareholders, as reported	$(6,986)	$(10,625)	$(13,575)	$(16,459)
Reversal of accretion to redemption value of redeemable convertible preferred stock	—	564	—	2,062

Non-GAAP pro forma net loss applicable to common shareholders	$(6,986)	$(10,061)	$(13,575)	$(14,397)

Denominator:
Shares used to compute basic and diluted net loss per share applicable to common shareholders	25,823,620	16,318,027	25,808,367	9,197,881
Pro forma adjustments to reflect assumed weighted-average effect of conversion of preferred stock on January 1, 2006	—	5,478,916	—	10,210,708

Non-GAAP pro forma shares used in basic and diluted pro forma net loss per share	25,823,620	21,796,943	25,808,367	19,408,589

Non-GAAP pro forma basic and diluted net loss per share applicable to common shareholders	$(0.27)	$(0.46)	$(0.53)	$(0.74)

5.	Income Taxes

In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. At the date of adoption of FIN 48, we had no unrecognized tax benefits and expected no significant changes in unrecognized tax benefits in the next 12 months. The adoption of this statement did not result in a cumulative accounting adjustment and did not impact our financial position, results of operations or cash flows. In accordance with FIN 48, paragraph 19, we have decided to classify any interest and penalties as a component of tax expense. To date, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

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

The statements contained in this Quarterly Report on Form 10-Q, including under this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described in greater detail in Item 1A of Part II, “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

Management’s discussion and analysis provides additional insight into Northstar Neuroscience and is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K.

We are a medical device company focused on developing neurostimulation therapies to treat neurological injury, disorder and disease. Northstar’s proprietary RenovaTM Cortical Stimulation System is an investigational device that delivers targeted electrical stimulation to the outer surface of the brain - the cerebral cortex. The Renova system is currently under investigation for several indications, including stroke motor recovery, aphasia, tinnitus and depression. We incorporated in the state of Washington on May 18, 1999, and since inception we have devoted substantially all of our resources to the development and commercialization of medical technologies utilizing electrical stimulation to treat neurological diseases and disorders.

The initial application of our Renova Cortical Stimulation System, the Renova-ST, is to enhance the recovery of hand and arm motor function in patients who have suffered an ischemic stroke. Between November 2002 and October 2004, we conducted two feasibility trials, the ADAMS and BAKER trials, in which we investigated the safety and efficacy of our stroke motor recovery therapy. In July 2004, we received conditional approval from the United States Food and Drug Administration, or FDA, to initiate our pivotal trial, called EVEREST, to evaluate the safety and efficacy of our system, and in June 2005 we received full investigational device exemption, or IDE, approval for our EVEREST trial at clinical sites throughout the United States. A pivotal trial is a clinical trial in which safety and efficacy data are collected in support of an FDA submission to obtain marketing approval, and an IDE is a regulatory submission that allows an investigational device to be used in a human clinical trial. We completed enrollment and randomization during the second quarter of 2007 and currently expect to reach the primary endpoint and submit data from the trial for FDA approval by the end of 2007. Under this schedule, we anticipate receiving FDA approval to market our system in late 2008; however, FDA approval is not assured and we may never receive approval to market any of our products.

Beyond stroke motor recovery, we are also evaluating cortical stimulation for use in treating other neurological diseases and disorders. We have completed enrollment and obtained six-month follow up data in our CHESTNUT trial evaluating stroke-related aphasia. We completed enrolling patients and have reached the primary endpoint in our SAHALE trial, which is our initial feasibility trial for tinnitus, and we have completed enrollment and are actively treating patients in our PROSPECT trial, which is our initial feasibility trial using cortical stimulation to treat major depressive disorder.

We are focusing our resources on successfully completing the EVEREST trial and conducting the feasibility trials noted above. We continue to explore additional applications for our cortical stimulation platform and monitor relevant research activities on other neurological diseases and disorders.

To date, we have not generated any revenue related to cortical stimulation, and we have incurred net losses in each year since our inception. The limited revenue we have generated has been from the commercial sale of an earlier, different product that was sold to a third party in May 2003. We expect our losses to continue and to increase as we continue our clinical trial activities and initiate commercialization activities. We have financed our operations primarily through public and private placements of equity securities.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported revenues and expenses during the reporting periods presented. On an ongoing basis, we evaluate estimates, including those related to share-based compensation and clinical trial accruals. We base our estimates on historical experience and on other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There has been no significant change in our critical accounting policies or estimates from those policies or estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 19, 2007, except for the income tax policy discussed below.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Financial Overview

Revenue

To date, we have not generated any revenue from the sale of our Renova Cortical Stimulation System. During 2002 and 2003, we recorded limited revenue from the sale of an earlier different product. The assets related to this product were sold in May 2003, and we recognized the gain from this sale as other income. Even if we receive FDA approval to market our stroke motor recovery product, we do not expect to generate revenue from the sale of our Renova-ST until 2009.

Research and Development Expenses

Our research and development expenses primarily consist of costs incurred to conduct clinical trials, engineering development costs associated with our Renova Cortical Stimulation System, and regulatory compliance activities. These costs include direct clinical trial costs, employee compensation, including share-based compensation, supplies and materials, consultant services, information technology support, travel, and facilities. We expense research and development costs at the earlier of when they are incurred or when they are paid and non-refundable. From our inception through June 30, 2007, we have incurred $76.8 million in research and development expenses.

We expect our research and development expenses to increase in 2007 relative to 2006 due to:

•	Costs to reach the primary endpoint of our EVEREST trial;

•	Development of a commercial version of the Renova-ST;

•	Clinical trials evaluating the application of cortical stimulation for other indications; and

•	Ongoing development of advanced cortical stimulation systems for the treatment of additional indications.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include compensation for executive, finance, intellectual property, marketing, information technology, human resources and administrative personnel, including share-based compensation, and facilities expenses. Other significant expenses include professional fees for accounting, investor relations, and legal services, including legal services associated with our efforts to obtain and maintain protection for the intellectual property related to our cortical stimulation system and related therapies. We expect our selling, general, and administrative expenses to increase in 2007 relative to 2006 due to:

•

Costs associated with operating as a publicly-traded company, specifically increased costs for personnel and professional fees relating to investor relations, compliance with SEC reporting requirements, and internal control testing as required under the Sarbanes-Oxley Act of 2002;

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

Results of Operations

Three-month Periods Ended June 30, 2007 and 2006

Research and Development Expenses

Research and development expenses were $5.9 million for the three-month period ended June 30, 2007, compared to $5.0 million for the three-month period ended June 30, 2006. The increase of $900,000, or 18%, was primarily the result of a $300,000 increase in clinical trial expenses attributable to execution of the EVEREST clinical trial, and ongoing progress in other clinical trials, net increases in compensation and consulting expenses of $420,000 related to increased headcount, partially offset by a $400,000 decrease in stock-based compensation, increases in tooling and prototype costs of $310,000, and net other increases in other research and development expenses of $270,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.4 million for the three-month period ended June 30, 2007, compared to $1.6 million for the three-month period ended June 30, 2006. The increase of $800,000, or 50%, was the result of increases in compensation and consulting expenses of $380,000 related to increased headcount, and net increases in professional services and other expenses of $420,000 attributable to ongoing development of our intellectual property portfolio, costs associated with public company compliance activities, and market research and reimbursement planning activities.

Interest Income, Net

Interest income, net, was $1.3 million for the three-month period ended June 30, 2007, compared to $550,000 for the three-month period ended June 30, 2006. The increase of $750,000, or 136%, reflects the repayment of all outstanding debt balances during the prior year and the interest earned on the proceeds received from our May 2006 initial public offering.

Six-month Periods Ended June 30, 2007 and 2006

Research and Development Expenses

Research and development expenses were $11.5 million for the six-month period ended June 30, 2007, compared to $7.8 million for the six-month period ended June 30, 2006. The increase of $3.7 million, or 47%, was the result of increases in clinical trial expenses of $2.0 million attributable to increased activity in the EVEREST clinical trial and ongoing progress in other clinical trials, compensation and consulting expenses of $800,000 related primarily to increased headcount, development expenses including tooling and prototypes of $580,000, and a net increase in other research and development activities of $320,000. Research and development expenses are expected to fluctuate during future periods due to anticipated completion of our EVEREST clinical trial and additional activity in our other clinical trials, regulatory expenses expected in conjunction with our expected FDA submission, as well as ongoing development of our cortical stimulation therapy system to pursue additional applications.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.8 million for the six-month period ended June 30, 2007, compared to $3.0 million for the six-month period ended June 30, 2006. The increase of $1.8 million, or 60%, was primarily the result of increases in compensation and consulting expenses of $680,000 related primarily to increased headcount, greater professional service expenses of $520,000 associated with the ongoing development of our intellectual property portfolio, and other selling, general, and administrative expenses of $600,000 including board of director related fees, insurance, investor relations, marketing and market research. Selling and marketing costs are expected to increase as we build our sales and marketing infrastructure to support the anticipated market launch of our Renova-ST and any future products we may develop. General and administrative expenses are expected to increase during future periods as a result of increased headcount, as well as higher legal, accounting, insurance and other professional service costs relating to compliance with rules and regulations associated with being a public company.

Interest Income, Net

Interest income, net, was $2.6 million for the six-month period ended June 30, 2007, compared to $356,000 for the six-month period ended June 30, 2006. The increase of $2.2 million was due to repayment of all outstanding debt balances during the prior year and interest earned on the proceeds received from our May 2006 initial public offering.

Liquidity and Capital Resources

We have incurred losses since our inception in May 1999 and, as of June 30, 2007, we had a deficit accumulated during the development stage of $108.0 million. We have funded our operations to date from public and private placements of equity securities and stock option exercises, raising net proceeds of $192.7 million through June 30, 2007.

As of June 30, 2007, we had $94.3 million in cash, cash equivalents, and investments.

Net Cash Used in Operating Activities

Net cash used in operating activities was $12.2 million and $11.2 million for the six-month periods ended June 30, 2007 and 2006, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by non-cash operating expenses including loss on debt repayment, depreciation, amortization of premiums on investments, share-based compensation, and changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $9.3 million and $6.1 for the six-month periods ended June 30, 2007, and 2006, respectively. Net cash provided by investing activities primarily reflects the net of purchases and maturities of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $74,000 and $105.2 million for the six-month periods ended June 30, 2007 and 2006, respectively. Net cash provided by financing activities during the six-month period ended June 30, 2007 reflects proceeds from the exercise of stock options. Net cash provided by financing activities during the six-month period ended June 30, 2006 reflects the net proceeds received from our initial public offering of $112.0 million offset by $7.0 million used to repay outstanding debt.

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

We do not expect to generate significant product revenue until at least 2009. We do not anticipate generating any product revenue unless and until we receive FDA marketing approval for, and begin selling, our Renova-ST Cortical Stimulation System. We believe that our cash, cash equivalents, investments, and related interest income will be sufficient to meet our anticipated cash requirements through 2009. If our available cash, cash equivalents, and investments are insufficient to satisfy our liquidity requirements, or if we develop additional products or pursue additional applications for our products, we may seek to sell additional equity or issue debt securities. The development of new applications of our cortical stimulation therapy system and new product candidates require the expenditure of significant financial resources and take several years to complete, from development to ultimate commercialization. The sale of additional equity securities would result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business.

Our forecast of the period of time through which our financial resources will be adequate to support our operations and the costs to complete development of products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2006 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases	$6,229	$1,162	$2,157	$2,167	$743

Total	$6,229	$1,162	$2,157	$2,167	$743

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

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a development stage company with a limited operating history and no revenue. As of June 30, 2007, we had a deficit accumulated during the development stage of $108.0 million. We have incurred losses in each year since our formation in 1999. Our net losses applicable to common shareholders for the fiscal years ended December 31, 2006, 2005, and 2004 were $27.1 million, $20.2 million, and $18.4 million, respectively. Development of a new medical device, including conducting clinical trials and seeking regulatory approvals, is a long, expensive and uncertain process. We expect to continue to incur significant and increasing operating losses for the next several years. These losses, among other things, have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

We expect to incur significant clinical and regulatory expenses in connection with our ongoing clinical trials, trials that we may initiate in the future, and activities related to pursuing marketing approval of our Renova-ST by the FDA. We also expect our product development expenses to increase in connection with our ongoing and future product development initiatives. In addition, we expect to incur significant corporate infrastructure and sales and marketing expenses, prior to recording sufficient revenue to offset these expenses, if our Renova-ST is approved for marketing by the FDA. Because of the numerous risks and uncertainties associated with developing new medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

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

Our success as a company will depend heavily on the success of the initial application of our cortical stimulation therapy, our Renova-ST Cortical Stimulation System, for which we are conducting a pivotal clinical trial. If we are unable to commercialize our Renova-ST for any reason, including but not limited to the following factors, our ability to generate revenue will be significantly harmed and our stock price may decline.

Since June 2003 we have invested substantially all of our financial resources and our research and product development efforts in our Renova Cortical Stimulation System. We intend to introduce the Renova-ST for commercial sales starting in the first quarter of 2009, subject to FDA approval. We do not anticipate generating any revenue prior to that time. The commercial success of our Renova-ST will depend upon:

•	completing our ongoing EVEREST trial and successfully demonstrating the safety and efficacy for using our system in treating upper-extremity hemiparesis;

•	obtaining marketing approval from the FDA;

•	manufacturing of our system in commercial quantities;

•	the commercial launch of our system; and

•	the availability and levels of reimbursement by governmental and other third party payors, such as the Medicare and Medicaid programs and private healthcare insurers.

If we are unable to complete our EVEREST clinical trial, or if we experience significant delays in completing or otherwise conducting our EVEREST clinical trial, our ability to commercialize our Renova-ST and our financial position will be impaired.

Our EVEREST trial protocol requires us to obtain clinical data from at least 151 patients to meet our primary safety and efficacy endpoints. Because of attrition, which is the number of enrolled patients who fail for any reason to complete the trial, we have randomized and treated more than 151 patients. After taking into consideration our historical and expected attrition, we have currently randomized what we believe to be an adequate number of patients to yield sufficient data as required by the FDA. However, we have yet to obtain primary endpoint data on all patients in the trial. If the attrition rate of the remaining patients in the trial significantly exceeds our historical attrition rate of approximately 10%, additional patients will have to be enrolled. We currently have approval from the FDA to treat up to 174 patients in the EVEREST trial. If we are required to treat more than 174 patients in the EVEREST trial to obtain a full set of data on 151 patients, we will request an increase in the permissible number of patients from the FDA. Conducting a clinical trial of this size, which involves screening, assessing, testing, treating, and monitoring patients at clinical sites across the United States, and coordinating with patients and clinical institutions as well as with neurologists, neurosurgeons, radiologists, physiatrists, and physical therapists, is a complex and uncertain process. We currently expect to reach the primary endpoint of the trial and submit the trial data for approval to the FDA by the end of 2007.

Completion of our EVEREST trial could be delayed for several reasons, including:

•	patient attrition in the clinical trial may significantly exceed our historical attrition rate;

•

patients may experience adverse side effects, causing the data safety monitoring board, a clinical site Institutional Review Board, or IRB, the FDA, or other regulatory authority to place the clinical trial on hold;

•	clinical investigators may not perform the EVEREST trial on schedule or consistent with the trial protocol and good clinical practices; and

•

regulatory inspections of the trial or manufacturing facilities may result in our being required to undertake corrective action or suspend or terminate our clinical trial if inspectors find us not to be in compliance with regulatory requirements.

In addition, adverse events during the EVEREST trial could cause us to repeat or terminate the trial. If the EVEREST trial is delayed, it will take us longer to commercialize our Renova-ST and achieve revenue. Moreover, our research and development costs will increase if we have material delays in the EVEREST trial or if we need to perform a larger clinical trial than planned.

If we experience significant delays or are unable to complete our other clinical trials, our financial position will be impaired.

Completion of our ongoing or future clinical trials could be delayed or canceled due to several reasons, including:

•	patients may not enroll, randomize, or complete the clinical trials at the rate we expect;

•	patients may experience adverse side effects, causing the data safety monitoring board, a clinical site IRB, or the FDA to place the clinical trial on hold;

•	clinical investigators may not perform our clinical trials on our anticipated schedule or consistent with clinical trial protocol and good clinical practices; and

•

regulatory inspections of the trial or manufacturing facilities may result in our being required to undertake corrective action or suspend or terminate our clinical trial if inspectors find us not to be in compliance with regulatory requirements.

In addition, adverse events during our clinical trials could cause us to repeat or terminate a trial, or cancel an entire development program. If our clinical trials are delayed, it will take longer to commercialize related products and achieve revenue. In addition, our research and development costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned.

If our EVEREST trial does not meet our anticipated safety or efficacy endpoints our financial position will be materially impaired and our stock price may decline.

If we are not successful in completing our EVEREST trial, or if the data from our EVEREST trial are not satisfactory, we may elect not to proceed with our planned submission of an application to the FDA for regulatory marketing approval or we may be forced to delay our regulatory submissions to conduct additional trials. Even if we submit an application for marketing approval to the FDA, it may not be approved. If we are not successful in securing FDA marketing approval, we may never generate any revenue and may be forced to cease operations.

Before we can market our Renova-ST, we must successfully complete our ongoing EVEREST trial and demonstrate the safety and efficacy of our system. For purposes of the EVEREST trial we will consider our system to be effective if the trial data show that the percentage of patients who undergo cortical stimulation therapy in combination with intensive rehabilitative therapy and achieve clinically meaningful improvements in a combined endpoint of the Upper Extremity Fugl-Meyer, or UEFM test, which provides an index of patients’ neurological and motor function, and the Arm Motor Ability Test (AMAT), a measure of activities of daily living, is 20 percentage points greater than the combined data for patients who undergo intensive rehabilitative therapy alone. The results of the EVEREST trial are “blinded.” We do not know how patients treated with our system to date have responded to treatment. Despite the encouraging results from our two smaller completed feasibility trials, we may be unable to demonstrate the safety and efficacy of our system in the EVEREST trial.

We may not secure regulatory approval for our Renova Cortical Stimulation System or any other products that we may develop in the future, even if we believe our clinical trial results demonstrate the efficacy of our cortical stimulation therapy.

We cannot market our products unless the FDA has approved them. Even if we submit an application with clinical data that we believe justifies marketing approval for the Renova Cortical Stimulation System or any other product we may in the future develop, the FDA or foreign regulatory authorities may not approve our submission, or may request additional information, including data from additional clinical trials. The FDA or foreign regulatory authorities may also approve our system or any other product for very limited purposes with many restrictions on its use, may delay approval, or ultimately may not grant marketing approval for our system. Because our system represents a novel way to treat motor disabilities caused by stroke, and because there is a large population of stroke patients who might be eligible for treatment, it is possible, if not likely, that the FDA and other regulatory bodies will review an application for approval of our Renova Cortical Stimulation System with greater scrutiny, which may include a panel review, which could cause that process to be lengthier and more involved than that for products without such characteristics. There can be no assurance that the FDA will approve our Renova Cortical Stimulation System for the treatment of any indication, even if the clinical trial data meets or exceeds our anticipated levels of efficacy.

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

Any product for which we obtain marketing approval will be subject to ongoing regulation, including inspections by the FDA and other regulatory agencies of our products’ manufacturing processes, compliance with Quality System Regulations and review of post-market approval data, as well as review of our promotional activities. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses or populations for which the product may be marketed. For example, we might be limited to marketing our Renova Cortical Stimulation System for only a subpopulation of stroke patients, which could significantly affect the size of the potential market. As a condition of approval, the FDA may mandate a post-market approval trial. In addition, if the data from an FDA-mandated post-market approval trial are not obtained, we may incur additional costs and continued oversight by the FDA. Furthermore, later discovery of previously unknown problems with our products, including unanticipated adverse events, manufacturer or manufacturing problems, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions, or the imposition of civil or criminal penalties.

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

Marketing to each of these constituencies requires a different approach, and we must convince each of these groups of the efficacy and utility of using our Renova Cortical Stimulation System to be successful. Our ability to market our system successfully to each of these constituencies will depend on a number of factors, including:

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

Even if we obtain approval to market our Renova Cortical Stimulation System, to generate sales we will need to develop a sales and marketing infrastructure or contract with a third party to perform that function. We do not currently have extensive marketing capabilities and have no sales capabilities. Establishing these capabilities will be expensive and time-consuming. We may be unable to develop an effective sales and marketing organization. If we contract with third parties to perform the sales and marketing function for us, our profit margins would likely be lower than if we performed these functions ourselves. In addition, we would necessarily be relying on the skills and efforts of others for the successful marketing of our products. If we are unable to establish and maintain effective sales and marketing capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable.

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

We believe that our cash, cash equivalents and investments will be sufficient to fund our continuing operations and other demands and commitments through 2009. After, and possibly prior to, such date we may need or elect to raise substantial additional capital to:

•	continue our research and development programs;

•	commercialize our Renova Cortical Stimulation System, if approved by the FDA, for commercial sale; and

•	fund our ongoing operations.

Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	clinical trial results;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third party patent or other intellectual property rights;

•	the timing and cost of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our Renova Cortical Stimulation System and any other products that we may develop;

•	the rate of market acceptance of our Renova-ST Cortical Stimulation System and any other future products;

•	the effect of competing products and market developments;

•	the working capital required for selling, general, and administrative expenses;

•	any revenue generated by sales of our planned and future products; and

•	the extent to which we acquire or invest in businesses, products, and technologies.

Until the time, if ever, when we can generate a sufficient amount of product revenue, we expect to finance our future cash needs through public or private equity offerings, debt financings, or corporate collaboration, licensing arrangements, and grants, as well as through interest income earned on cash and investment balances.

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

The medical device industry is highly competitive and subject to rapid technological change. In particular, the neurostimulation industry in which we operate has grown significantly in recent years, and is expected to continue to expand as technology continues to evolve and awareness of neurostimulation as an effective or potential therapy for many applications expands. We face potential competition from other neurostimulation technologies, off-label use of current technologies, and currently available, non-invasive, stroke therapies that are medically accepted for treating large populations of stroke survivors and for which reimbursement levels are or may be established. Many of our competitors in the field of neurostimulation devices have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly if they pursue competing solutions through collaborative arrangements with large and established companies. Our competitors may:

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

Some of the applications for our cortical stimulation therapy system that we are studying, such as the treatment of tinnitus and major depressive disorder, will likely require a long-term implant and sustained delivery of electrical stimulation to the cortex. Long-term implants and sustained delivery of stimulation may involve additional challenges and risks, including the following:

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

From time to time, we estimate and publicly announce the anticipated timing of the accomplishment of various clinical, regulatory and product development goals. These statements, which are forward-looking statements, include our estimates regarding enrolling patients in our clinical trials, when we will complete our EVEREST trial or our other clinical trials, when we will submit our first premarket approval application, or PMA, to the FDA to seek regulatory approval to market our Renova-ST Cortical Stimulation System, and when we will obtain FDA approval for or begin to receive revenue from any of our products. These estimates are and must necessarily be based on a variety of assumptions. The timing of the actual achievement of these milestones may vary dramatically compared to our estimates, in some cases for reasons beyond our control. Our failure to meet any publicly announced goals may be perceived negatively by the public markets, and, as a result, our stock price may decline.

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

Our business strategy entails significant future growth. For example, we will have to expand existing operations in order to conduct additional clinical trials, increase our contract manufacturing capabilities, hire and train new personnel to handle the marketing and sales of our products, assist in obtaining reimbursement for the use of our products, and create and develop new applications for our technology. Such growth may place significant strain on our management, financial and operational resources. Successful growth is also dependent upon our ability to implement appropriate financial and management controls, systems, and procedures. Our ability to effectively manage growth depends on our success in attracting and retaining highly qualified personnel, for which the competition may be intense. If we fail to manage these challenges effectively, our business could be harmed.

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

Our stock price is likely to be volatile. The stock market in general and the market for small healthcare companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common stock may be influenced by many factors, including:

•	results of our clinical trials;

•	delays in enrolling or conducting our ongoing clinical trials, or other developments concerning ongoing clinical trials;

•	delays or failures in obtaining regulatory approvals for clinical trials or commercial marketing efforts;

•	failure of any of our future products, if approved for commercial sale, to achieve commercial success;

•	regulatory developments in the United States and foreign countries;

•	regulatory issues related to our quality systems;

•	developments or disputes concerning patents or other proprietary rights;

•	ability to develop or manufacture our products;

•	public concern over our products;

•	introduction of competing products;

•	litigation or other disputes with third parties;

•	departure of key personnel;

•	sales or anticipated sales of our common stock;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

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

We received net proceeds of $112.0 million from the offering and, as of June 30, 2007, we had invested $94.3 million from the offering in money market accounts and investment securities and had used $17.7 million:

•	for direct costs to complete our ongoing EVEREST clinical trial;

•	to continue the development of our commercial version of the Renova-ST;

•	to build initial sales and marketing capabilities to support the anticipated commercial launch of our Renova-ST System;

•	to continue the development of our cortical stimulation therapy system for applications other than stroke motor recovery, including other clinical trials and research programs; and

•	working capital and other general corporate purposes.

The amounts we actually expend in these areas may vary significantly from our expectations and will depend on a number of factors, including actual results of our clinical trials, operating costs, capital expenditures and any expenses related to defending claims of intellectual property infringement.

As of April 12, 2007, pursuant to the terms of a consultant agreement, a consultant was issued 3,000 shares of Northstar’s unregistered common stock. Northstar received no proceeds as a result of the issuance of stock. This transaction was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section (4)2 of the Securities Act.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on June 13, 2007, the shareholders of Northstar Neuroscience, Inc. elected Carol D. Winslow and Michael D. Ellwein to our Board of Directors as class I directors and ratified Ernst & Young, LLP as our independent registered public accounting firm for the year ending December 31, 2007. The following table sets forth the voting results for each director and the ratification of the independent registered public accounting firm:

Proposals	Votes For	Votes Against	Votes Withheld/ Abstained	Broken Non-voted
Election of Directors
Carol D. Winslow	23,039,114	N/A	27,909	N/A
Michael D. Ellwein	23,055,580	N/A	11,443	N/A

Ratification of Ernst & Young, LLP as independent registered public accounting firm for the year ending December 31, 2007	22,794,735	272,288	N/A	N/A

After the meeting, our Board of Directors consisted of Alan J. Levy, Susan K. Barnes, Michael D. Ellwein, Albert J. Graf, Wende S. Hutton, Robert E. McNamara, Dale A. Spencer, and Carol D. Winslow. In addition, effective June 29, 2007 our Board of Directors was expanded to nine members, and John S. Bowers, Jr., President and Chief Executive Officer, was appointed to the board.

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

NORTHSTAR NEUROSCIENCE, INC.

Dated: August 3, 2007	/s/ Raymond N. Calvert
Raymond N. Calvert
Vice President, Finance, Chief Financial Officer, and Secretary

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002