Form 10-Q
period 2007-09-30
Northstar Neuroscience, Inc.
filed 2007-11-13
CIK 1351509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The registrant had 25,879,430 shares of Common Stock, $0.001 par value per share, outstanding as of October 31, 2007.

NORTHSTAR NEUROSCIENCE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	3
	Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	3
	Statements of Operations (unaudited) for the three- and nine-month periods ended September 30, 2007 and 2006 and period from inception (May 18, 1999) to September 30, 2007	4
	Statements of Cash Flows (unaudited) for the nine-month periods ended September 30, 2007 and 2006 and period from inception (May 18, 1999) to September 30, 2007	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6.	Exhibits	29
Signatures		30

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

BALANCE SHEETS

(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,057	$7,853
Investments, short-term	61,074	72,794
Other current assets	1,362	1,138

Total current assets	68,493	81,785
Investments, long-term	21,476	24,700
Property and equipment, net	988	865
Other assets	93	93

Total assets	$91,050	$107,443

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,199	$889
Accrued liabilities	3,572	2,972
Other current liabilities	164	336

Total current liabilities	4,935	4,197
Other long-term liabilities	533	508
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 authorized shares, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 authorized shares, 25,879,430 and 25,788,256 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	26	26
Additional paid-in capital	198,936	197,385
Deferred share-based compensation	(84)	(239)
Deficit accumulated during the development stage	(113,401)	(94,405)
Accumulated other comprehensive gain (loss)	105	(29)

Total shareholders’ equity	85,582	102,738

Total liabilities and shareholders’ equity	$91,050	$107,443

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,		Period from Inception (May 18, 1999) to September 30,
	2007	2006	2007	2006	2007
Revenue	$—	$—	$—	$—	$463
Cost of goods sold	—	—	—	—	956

Gross margin	—	—	—	—	(493)
Operating expenses:
Research and development	4,440	5,356	15,899	13,134	81,240
Selling, general and administrative	2,200	1,554	6,957	4,589	38,735
Other operating expenses	—	—	—	2,500	4,788

Total operating expenses	6,640	6,910	22,856	20,223	124,763

Operating loss	(6,640)	(6,910)	(22,856)	(20,223)	(125,256)
Interest income, net	1,219	1,496	3,860	1,852	10,023
Other income (expenses), net	—	—	—	(1,440)	1,832

Net loss	(5,421)	(5,414)	(18,996)	(19,811)	(113,401)
Preferred stock accretion	—	—	—	(2,062)	(21,406)

Net loss applicable to common shareholders	$(5,421)	$(5,414)	$(18,996)	$(21,873)	$(134,807)

Basic and diluted net loss per share applicable to common shareholders	$(0.21)	$(0.21)	$(0.74)	$(1.48)

Shares used in computation of basic and diluted net loss per share applicable to common shareholders	25,863,526	25,532,447	25,827,236	14,816,562

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine-month Period Ended September 30,		Period from Inception (May 18, 1999) to September 30,
	2007	2006	2007
Operating activities
Net loss	$(18,996)	$(19,811)	$(113,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	193	190	2,003
Share-based compensation	1,610	1,571	4,741
Amortization of securities discount	(1,726)	(16)	(796)
Non-cash loss on debt repayment	—	871	871
Accretion of debt original issuance discount	—	318	318
Revaluation of preferred stock warrants to fair value	—	290	290
Amortization of gain and gain on sale of assets	—	—	(4,096)
Lease incentive	—	—	902
Other non-cash items, net	—	(10)	29
Changes in operating assets and liabilities:
Other assets	(224)	(442)	(1,455)
Other liabilities	763	1,111	4,566

Net cash used in operating activities	(18,380)	(15,928)	(106,028)
Investing activities
Purchases of property and equipment	(316)	(91)	(3,631)
Proceeds from sale of assets	—	—	4,750
Purchases of investment securities	(103,306)	(88,333)	(359,656)
Maturities of investment securities	120,110	30,945	278,019

Net cash provided by (used in) investing activities	16,488	(57,479)	(80,518)
Financing activities
Proceeds from initial public offering, net of offering costs	—	111,979	111,979
Proceeds from sale of redeemable convertible preferred stock, net of offering costs	—	—	79,790
Proceeds from exercise of stock options, net of common stock repurchases	96	199	969
Proceeds from issuance of debt, net of offering costs	—	—	5,811
Proceeds from issuance of warrants	—	—	1,090
Principal payments on debt and capital lease obligations	—	(7,000)	(7,036)

Net cash provided by financing activities	96	105,178	192,603

Net (decrease) increase in cash and cash equivalents	(1,796)	31,771	6,057
Cash and cash equivalents at beginning of period	7,853	10,765	—

Cash and cash equivalents at end of period	$6,057	$42,536	$6,057

Supplemental schedule of non-cash activities
Conversion of redeemable convertible preferred stock and warrants to common stock and warrants	$—	$103,302	$103,302
Preferred stock accretion	$—	$2,062	$21,406
Deferred share-based compensation	$(91)	$—	$1,317

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

1.	Nature of the Business

Northstar Neuroscience is a medical device company focused on developing neurostimulation therapies to treat neurological injury, disorder, and disease. Northstar’s proprietary Renova ™ Cortical Stimulation System is an investigational device that delivers targeted electrical stimulation to the outer surface of the brain—the cerebral cortex. The Renova system is currently under investigation for several indications, including stroke motor recovery, aphasia, tinnitus, and depression. We incorporated in the state of Washington on May 18, 1999, and since inception we have devoted substantially all of our resources to the development and commercialization of medical technologies utilizing electrical stimulation to treat neurological diseases and disorders.

We continue to report as a development stage company, since planned principal operations have not commenced and the revenue generated from an earlier, different product did not constitute significant and sustained revenue. We operate in a single segment, use one measure of financial performance, and do not segment our business for internal reporting.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited balance sheets, statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results of operations have been included. Operating results for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other period. These financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date, but is not accompanied by all disclosures required by GAAP.

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

Reclassifications

Certain prior period amounts on the statements of cash flows have been reclassified to conform to current period presentation. These reclassifications did not impact net increase (decrease) in cash and cash equivalents or cash flows provided by or used in operating, financing, or investing activities. Certain prior period amounts in the statements of operations have been reclassified to conform to current period presentation. Research and development expenses, selling, general and administrative expenses, operating loss, and net loss were not impacted.

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

In June 2007, the FASB ratified Emerging Issues Task Force, Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF No. 07-3. This consensus requires that nonrefundable contractual prepayments related to future research and development activities be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. We will adopt EITF No. 07-3 as of January 1, 2008, and it is not expected to have a material impact on our financial position, results of operations, or cash flows.

3.	Share-based Compensation

As of September 30, 2007, we had one active share-based compensation plan, the 2006 Performance Incentive Plan, and one terminated plan, the 1999 Stock Option Plan. For options granted prior to December 31, 2005, we elected to follow APB 25, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, to account for employee stock options, rather than the alternative fair value accounting that was permitted under SFAS 123. Under APB 25, compensation expense related to employee stock option grants is recognized using the intrinsic value method. Accordingly, for those grants made through December 31, 2005, we recognized compensation expense pursuant to APB 25 for stock options granted to employees with an exercise price below the estimated fair value of our common stock on the date of grant. For disclosure purposes pursuant to SFAS 123, we estimated the date of grant fair value using the minimum value option-pricing model.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-based Payment, using the prospective transition method as required by the pronouncement. In accordance with the prospective transition method, we have not restated results for prior periods as a result of adopting the standard. The prospective transition method provides for the recognition of compensation expense for share-based payments made prior to adoption pursuant to the historical APB 25 accounting treatment. Compensation expense for share-based payments made subsequent to adoption is based on the fair value requirements of SFAS 123(R) and recognized on a straight-line basis over the vesting period of the grant.

The provisions of SFAS 123(R) retain the previous accounting practices of share-based payments made to non-employees pursuant to Emerging Issues Task Force, Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires measuring the stock options at fair value and remeasuring such stock options to the current fair value until the performance date has been reached.

Based on the application of these standards, we recorded total share-based compensation expense as follows (in thousands):

	Research and Development	Selling, General and Administrative	Total
Three-month period ended September 30, 2007
Employee grants prior to January 1, 2006	$25	$3	$28
Employee grants on or subsequent to January 1, 2006	222	375	597
Non-employee	9	4	13

	$256	$382	$638

Three-month period ended September 30, 2006
Employee grants prior to January 1, 2006	$66	$15	$81
Employee grants on or subsequent to January 1, 2006	49	143	192
Non-employee	41	—	41

	$156	$158	$314

Nine-month period ended September 30, 2007
Employee grants prior to January 1, 2006	$66	$(2)	$64
Employee grants on or subsequent to January 1, 2006	573	868	1,441
Non-employee	52	53	105

	$691	$919	$1,610

Nine-month period ended September 30, 2006
Employee grants prior to January 1, 2006	$292	$59	$351
Employee grants on or subsequent to January 1, 2006	580	518	1,098
Non-employee	122	—	122

	$994	$577	$1,571

Unrecognized share-based compensation expense pursuant to SFAS 123(R) as of September 30, 2007 totaled $5.5 million and will be recognized over the remaining vesting periods of the related grants, which range from one to four years.

The fair value of share-based payments was estimated on the measurement date using the Black-Scholes option-pricing model using the following assumptions:

	Employees		Employees		Non-employees		Non-employees
	Three-month Period Ended September 30,		Nine-month Period Ended September 30,		Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Average risk free interest rate	4.7%	4.6-5.0%	4.7%	4.6-5.1%	4.7%	4.6%	4.7%	4.6-5.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected/contractual term (in years)	5.0-6.1	5.0-6.1	5.0-6.1	5.0-6.1	8.0-9.0	6.1-10.0	8.0-9.5	6.1-10.0
Volatility	40.0%	45.0-50.0%	40.0%	45.0-50.0%	40.0%	50.0%	40.0%	43.0-50.0%

A summary of our stock option activity and related information for the nine-month period ended September 30, 2007 is as follows (in thousands, except share and per share data):

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2006	1,774,317	$5.73
Granted at fair value	912,478	12.06
Exercised	(97,633)	1.13
Cancelled	(90,965)	10.90

Outstanding at September 30, 2007	2,498,197	8.02

Outstanding options vested and exercisable, but not subject to repurchase at September 30, 2007	1,130,372	4.26
Intrinsic value of options outstanding	$7,844
Intrinsic value of outstanding options vested and exercisable, but not subject to repurchase	$7,800
Weighted-average fair value of options granted during the period	$5.57

The total intrinsic value of options exercised, determined as of the date of exercise, during the three- and nine-month periods ended September 30, 2007 was $274,000 and $1.1 million, respectively.

Exercise prices for options outstanding at September 30, 2007 were as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Outstanding Options Vested and Exercisable, but Not Subject to Repurchase
$ 0.15-$ 2.25	957,858	6.1	824,433
$ 9.69-$12.48	1,064,153	9.3	123,314
$12.48-$16.60	476,186	9.0	182,625

	2,498,197	8.0	1,130,372

4.	Loss Per Common Share (in thousands, except share and per share data)

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

The following table presents the computation of basic and diluted net loss per share applicable to common shareholders:

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2007	2006	2007	2006
Numerator:
Net loss applicable to common shareholders	$(5,421)	$(5,414)	$(18,996)	$(21,873)

Denominator:
Weighted-average shares used in computation of basic and diluted net loss applicable to common shareholders	25,863,526	25,532,447	25,827,236	14,816,562

Basic and diluted net loss per share applicable to common shareholders	$(0.21)	$(0.21)	$(0.74)	$(1.48)

Antidilutive securities excluded from diluted net loss applicable to common shareholders, on an as converted basis:
Preferred stock	—	—	—	6,696,453
Warrants and options outstanding	2,569,476	1,925,978	2,569,476	1,889,590

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

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2007	2006	2007	2006
Numerator:
Net loss applicable to common shareholders, as reported	$(5,421)	$(5,414)	$(18,996)	$(21,873)
Reversal of accretion to redemption value of redeemable convertible preferred stock	—	—	—	2,062

Non-GAAP pro forma net loss applicable to common shareholders	$(5,421)	$(5,414)	$(18,996)	$(19,811)

Denominator:
Shares used to compute basic and diluted net loss per share applicable to common shareholders	25,863,526	25,532,447	25,827,236	14,816,562
Pro forma adjustments to reflect assumed weighted-average effect of conversion of preferred stock on January 1, 2006	—	—	—	6,696,453

Non-GAAP pro forma shares used in basic and diluted pro forma net loss per share	25,863,526	25,532,447	25,827,236	21,513,015

Non-GAAP pro forma basic and diluted net loss per share applicable to common shareholders	$(0.21)	$(0.21)	$(0.74)	$(0.92)

5.	Income Taxes

In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. At the date of adoption of FIN 48, we had no unrecognized tax benefits and expected no significant changes in unrecognized tax benefits in the next 12 months. The adoption of this statement did not result in a cumulative accounting adjustment and did not impact our financial position, results of operations or cash flows. In accordance with FIN 48, paragraph 19, we have decided to classify any interest and penalties as a component of tax expense. To date, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

As of January 1, 2007, we have recorded a valuation allowance equal to our total net deferred tax assets due to the uncertainty of ultimately realizing tax benefits of approximately $36.5 million. The Company is subject to audit by the IRS for all years since inception.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q, including under this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions, or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described in greater detail in Item 1A of Part II, “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

Overview

The following discussion and analysis should be read in conjunction with our unaudited financial statements and notes thereto that appear elsewhere in this report.

We are a medical device company focused on developing neurostimulation therapies to treat neurological injury, disorder, and disease. Northstar’s proprietary Renova TM Cortical Stimulation System is an investigational device that delivers targeted electrical stimulation to the outer surface of the brain—the cerebral cortex. The Renova system is currently under investigation for several indications, including stroke motor recovery, aphasia, tinnitus, and depression. We incorporated in the state of Washington on May 18, 1999, and since inception we have devoted substantially all of our resources to the development and commercialization of medical technologies utilizing electrical stimulation to treat neurological diseases and disorders.

The initial application of our Renova Cortical Stimulation System, the Renova-ST, is to enhance the recovery of hand and arm motor function in patients who have suffered an ischemic stroke. We have completed two feasibility trials investigating the safety and efficacy of our stroke motor recovery therapy, and we are currently conducting our EVEREST pivotal trial evaluating the safety and efficacy of our therapy to enhance post-stroke motor recovery. Patients in the EVEREST trial have completed their therapy and four-week follow up, the point at which we assess the primary endpoint of the EVEREST trial.

Beyond stroke motor recovery, we are also evaluating cortical stimulation for use in treating other neurological diseases and disorders. We have completed enrollment and are actively treating patients in our PROSPECT trial, which is our initial feasibility trial using cortical stimulation to treat major depressive disorder. We also have completed enrolling patients and have reached the primary endpoint in both our SAHALE and CHESTNUT trials, which are our initial feasibility trials for tinnitus and stroked-related aphasia, respectively.

We are focusing our resources on successfully completing the EVEREST trial and conducting and evaluating the feasibility trials noted above. We continue to explore additional applications for our cortical stimulation platform and monitor relevant research activities on other neurological diseases and disorders.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported revenues and expenses during the reporting periods presented. On an ongoing basis, we evaluate estimates, including those related to share-based compensation and clinical trial accruals. We base our estimates on historical experience and on other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Our critical accounting policies and estimates have not changed significantly from those policies and estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 19, 2007, except for the policies discussed below.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Effective January 1, 2008, we will adopt the provisions of Financial Accounting Standards Board Emerging Issues Task Force, Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF No. 07-3 requires that nonrefundable contractual prepayments related to future R&D activities be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. EITF No. 07-3 is not expected to have a material impact on our financial position, results of operations, or cash flows.

Financial Overview

Revenue

To date, we have not generated any revenue from the sale of our Renova Cortical Stimulation System. During 2002 and 2003, we recorded limited revenue from the sale of an earlier different product. The assets related to this product were sold in May 2003, and we recognized the gain from this sale as other income. Even if we receive approval from the United States Food and Drug Administration, or FDA, to market our stroke motor recovery product, we do not expect to generate revenue from the sale of our Renova-ST until 2009.

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred to conduct clinical trials, engineering development costs associated with our Renova Cortical Stimulation System, and regulatory compliance activities. These costs include direct clinical trial costs, employee compensation, including share-based compensation, supplies and materials, consultant services, information technology support, travel, and facilities. We expense research and development costs at the earlier of when they are incurred or when they are paid and non-refundable. From our inception through September 30, 2007, we have incurred $81.2 million in research and development expenses.

We expect to incur ongoing research and development expenses due to:

•	continued access, and potential post-approval and post-market studies, for the stroke motor recovery indication;

•	clinical trials evaluating the application of cortical stimulation for the treatment of other indications;

•	development of a commercial version of the Renova-ST; and

•	ongoing development of advanced cortical stimulation systems for the treatment of additional indications.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include compensation for finance, intellectual property, marketing, information technology, human resources, and administrative personnel, including share-based compensation, and facilities expenses. Other significant expenses include professional fees for accounting, investor relations, and legal services, including legal services associated with our efforts to obtain and maintain protection for the intellectual property related to our cortical stimulation system and related therapies. We expect our selling, general, and administrative expenses to increase due to:

•

sales, marketing and reimbursement expenditures associated with planning and preparation for potential commercial launch of our Renova-ST, and relating to ongoing and future market evaluations of additional applications of our cortical stimulation therapy platform;

•	costs associated with developing, expanding, and protecting the intellectual property related to our cortical stimulation system and related therapeutic applications; and

•	costs to support the overall growth of the company.

Other Operating Expenses

Since inception, other operating expenses have included severance expenses, losses on subleases of our facilities, and intellectual property settlements.

Results of Operations

Three-month Periods Ended September 30, 2007 and 2006

Research and Development Expenses

Research and development expenses were $4.4 million for the three-month period ended September 30, 2007, compared to $5.4 million for the three-month period ended September 30, 2006. The decrease of $1.0 million, or 19%, was the result of a $1.9 million decrease in clinical trial expenses primarily attributable to completing enrollment in the EVEREST clinical trial during the second quarter of 2007, offset by net increases in compensation and consulting expenses, including stock compensation, of $600,000 related to increased headcount, increases in tooling and prototype costs of $270,000, and net increases in other research and development expenses of $30,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.2 million for the three-month period ended September 30, 2007, compared to $1.6 million for the three-month period ended September 30, 2006. The increase of $600,000, or 38%, was the result of increases in compensation and consulting expenses, including stock compensation, of $580,000 related to increased headcount, and increases in professional services of $230,000 attributable to ongoing development of our intellectual property portfolio, costs associated with public company compliance activities, and increased marketing activities. These increases were partially offset by net decreases in other administrative expenses of $210,000.

Interest Income, Net

Interest income, net, was $1.2 million for the three-month period ended September 30, 2007, compared to $1.5 million for the three-month period ended September 30, 2006. The decrease of $300,000, or 20%, reflects reduced interest earned on our cash and investments, attributable to decreasing balances.

Nine-month Periods Ended September 30, 2007 and 2006

Research and Development Expenses

Research and development expenses were $15.9 million for the nine-month period ended September 30, 2007, compared to $13.1 million for the nine-month period ended September 30, 2006. The increase of $2.8 million, or 21%, was the result of increases in compensation and consulting expenses, including stock compensation, of $1.4 million related primarily to increased headcount, increases in development expenses including tooling and prototypes of $850,000, increases in clinical trial expenses of $100,000 attributable to increased activity related to the execution of the EVEREST clinical trial and progress in the PROSPECT feasibility trial, and a net increase in other research and development activities of $450,000. Research and development expenses are expected to fluctuate during future periods due to regulatory expenses in conjunction with our planned FDA submission of the Renova-ST for stroke motor recovery, activity in our clinical trials, as well as ongoing development of our cortical stimulation therapy system to pursue additional applications.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7.0 million for the nine-month period ended September 30, 2007, compared to $4.6 million for the nine-month period ended September 30, 2006. The increase of $2.4 million, or 52%, was primarily the result of increases in compensation and consulting expenses, including stock compensation, of $1.3 million related to increased headcount, greater professional service expenses of $750,000 associated with the ongoing development of our intellectual property portfolio, costs associated with public company compliance activities, and increased marketing activities, and other selling, general, and administrative expenses of $350,000 including board of director related fees, insurance, investor relations, and marketing activities. Sales, marketing, and administrative costs are expected to increase as we build our corporate infrastructure to support the anticipated market launch of our Renova-ST and future products we may develop.

Interest Income, Net

Interest income, net, was $3.9 million for the nine-month period ended September 30, 2007, compared to $1.9 million for the nine-month period ended September 30, 2006. The increase of $2.0 million was attributable to higher average cash and investment balances in the current year’s nine-month period.

Liquidity and Capital Resources

We have incurred losses since our inception in May 1999 and, as of September 30, 2007, we had a deficit accumulated during the development stage of $113.4 million. We have funded our operations to date from public and private placements of equity securities and stock option exercises, raising net proceeds of $192.7 million through September 30, 2007.

As of September 30, 2007, we had $88.6 million in cash, cash equivalents, and investments.

Net Cash Used in Operating Activities

Net cash used in operating activities was $18.4 million and $15.9 million for the nine-month periods ended September 30, 2007 and 2006, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by non-cash operating expenses including loss on debt repayment, depreciation, amortization of premiums on investments, share-based compensation, and changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $16.5 million for the nine-month period ended September 30, 2007 compared to $57.5 million used during the same period in 2006. Net cash provided or used by investing activities primarily reflects the net of purchases and maturities of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $96,000 and $105.0 million for the nine-month periods ended September 30, 2007 and 2006, respectively. Net cash provided by financing activities during the nine-month period ended September 30, 2007 reflects proceeds from the exercise of stock options. Net cash provided by financing activities during the nine-month period ended September 30, 2006 reflects the net proceeds received from our initial public offering of $112.0 million offset by $7.0 million used to repay outstanding debt.

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

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our Renova Cortical Stimulation System, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete ongoing clinical trials and successfully deliver a commercial product to market. Our future funding requirements will depend on many factors, including but not limited to:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	clinical trial results;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third party patent or other intellectual property rights;

•	the cost of defending other litigation or disputes with third parties;

•	the cost and timing of regulatory compliance and approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our Renova Cortical Stimulation System and any products that we may develop;

•	the rate of market acceptance of our Renova-ST and any other product candidates;

•	the effect of competing products and market developments;

•	the working capital required for selling, general, and administrative expenses;

•	any revenue generated by sales of our future products; and

•	the extent to which we acquire or invest in businesses, products and technologies.

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates primarily due to our investment portfolio. We maintain an investment portfolio consisting mainly of money market and auction rate securities, federal and state government obligations, municipal obligations, and corporate obligations. We have the intent and ability to hold our fixed income investments until maturity; therefore, we do not anticipate that changes in market interest rates will have a material impact on our operating results or cash flows. We do not use derivative instruments to hedge our interest rate risk.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of our Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process, and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: Other Information

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 1A.	Risk Factors

The following important factors, among others, could cause our stock price to fall and our financial condition and operating results to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time.

Risks Related to Our Business and Industry

We have incurred losses since inception and anticipate that we will continue to incur increasing losses for the foreseeable future.

We are a development stage company with a limited operating history and no revenue. As of September 30, 2007, we had a deficit accumulated during the development stage of $113.4 million. We have incurred losses in each year since our formation in 1999. Our net losses applicable to common shareholders for the fiscal years ended December 31, 2006, 2005, and 2004 were $27.1 million, $20.2 million, and $18.4 million, respectively. Development of a new medical device, including conducting clinical trials, seeking regulatory approvals and developing markets, is a long, expensive and uncertain process. We expect to continue to incur significant and increasing operating losses for the next several years. These losses, among other things, have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

We expect to incur significant clinical and regulatory expenses in connection with our ongoing clinical trials, trials that we may initiate in the future, and activities related to pursuing marketing approval of our Renova-ST Cortical Stimulation System by the FDA. We also expect our product development expenses to increase in connection with our ongoing and future product development initiatives. In addition, we expect to incur significant corporate infrastructure and sales and marketing expenses, prior to recording sufficient revenue to offset these expenses, if the FDA approves our Renova-ST for marketing. Because of the numerous risks and uncertainties associated with developing new medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

Our success as a company depends heavily on the success of the initial application of our cortical stimulation therapy, our Renova-ST Cortical Stimulation System, for which we are conducting a pivotal clinical trial. If we are unable to commercialize our Renova-ST for any reason, including but not limited to the following factors, our ability to generate revenue will be significantly harmed and our stock price will likely decline.

Since June 2003 we have invested substantially all of our financial resources and our research and product development efforts in our Renova Cortical Stimulation System. Subject to FDA approval, which we may be unable to secure, we intend to introduce the Renova-ST for commercial sales starting in 2009. We do not anticipate generating any revenue prior to that time. The commercial success of our Renova-ST depends upon:

•	completing our ongoing EVEREST trial and successfully demonstrating the safety and efficacy of our system in treating upper-extremity hemiparesis;

•	obtaining marketing approval from the FDA;

•	manufacturing our system in commercial quantities;

•	the commercial launch of our system; and

•	the availability and levels of reimbursement by governmental and other third party payors, such as the Medicare and Medicaid programs and private healthcare insurers.

If we do not achieve each of these objectives, we may be unable to commercialize our Renova-ST or generate any revenue, which would materially and adversely affect our financial position, operating results, and stock price and could force us to cease operations.

If we experience significant delays in conducting, or are unable to complete other clinical trials, our financial position will be impaired.

Completion of our ongoing or future clinical trials could be delayed or canceled due to several reasons, including:

•	patients may not enroll, randomize, or complete the clinical trials at the rate we expect;

•	patients may experience adverse side effects, causing the Data and Safety Monitoring Board, a clinical site IRB, or the FDA to place the clinical trial on hold;

•	clinical investigators may not perform our clinical trials on our anticipated schedule or consistent with clinical trial protocol and good clinical practices; and

•

regulatory inspections of the trial or manufacturing facilities may result in our being required to undertake corrective action or suspend or terminate our clinical trial if inspectors find us not to be in compliance with regulatory requirements.

In addition, adverse events during our clinical trials could cause us to repeat or terminate a trial, or cancel an entire development program. Since the core elements of our cortical stimulation system are relatively the same for different applications, adverse events in one clinical trial or indication may have implications or impact other indications or programs. If our clinical trials are delayed, it will take longer to commercialize related products and achieve revenue. In addition, our research and development costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned.

If we are unable to complete, or experience delays in completing, our EVEREST clinical trial, or if the data is not sufficient to meet clinical or regulatory objectives, our ability to commercialize our Renova-ST and our financial position will be impaired.

Our EVEREST trial protocol requires us to obtain clinical data from at least 151 patients. We have yet to obtain full data on all patients still being followed in the trial. Because of attrition, which is the number of randomized patients who fail for any reason to complete the trial, we have randomized and treated more than 151 patients. If the attrition rate of the remaining patients exceeds our historical or expected attrition rate, we may have to obtain data on additional patients. However, we have currently randomized what we believe to be an adequate number of patients to yield sufficient data for purposes of our PMA submission. We currently have four-week primary endpoint data on more than 151 patients. Based on our understanding with the FDA, we believe this data will be sufficient for primary endpoint analysis, and we plan to include this data in our PMA submission. At the time of our submission, we also intend to include data on other endpoints, including our 24-week secondary endpoint. We believe this secondary data, which is expected to encompass approximately 95% of the 151 patients, will be sufficient for statistical analysis and for our PMA submission. However, we cannot be assured that the data will be sufficient for secondary endpoint analysis or for inclusion in our PMA submission, and, even if we believe the data are sufficient, the data may not be deemed sufficient by the FDA.

Conducting a clinical trial of this size, which involves screening, assessing, testing, treating, and monitoring patients at clinical sites across the United States, and coordinating with patients and clinical institutions as well as with neurologists, neurosurgeons, radiologists, physiatrists, and physical therapists, is a complex and uncertain process.

Completion of our EVEREST trial could be delayed for several reasons, including:

•	patient attrition rate in the clinical trial may significantly exceed our historical attrition rate;

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

If our EVEREST trial does not meet our anticipated safety or efficacy endpoints, our financial position will be materially impaired and our stock price will likely decline.

If the data from our EVEREST trial do not demonstrate that our Renova-ST is safe and effective in treating upper-extremity hemiparesis, we may elect not to proceed with our planned submission of an application to the FDA for marketing approval and we may be forced to delay our regulatory submissions to conduct additional trials. Even if we submit an application for marketing approval to the FDA, it may not be approved. If we are not successful in securing FDA marketing approval, we may never generate any revenue and may be forced to cease operations.

Before we can market our Renova-ST, we must successfully complete our ongoing EVEREST trial and demonstrate the safety and efficacy of our system. For purposes of the EVEREST trial we will consider our system to be effective if the trial data show that the percentage of patients who undergo cortical stimulation therapy in combination with rehabilitative therapy and achieve clinically meaningful improvements in a combined endpoint of the Upper Extremity Fugl-Meyer, or UEFM test, which provides an index of patients’ neurological and motor function, and the Arm Motor Ability Test, or AMAT, a measure of activities of daily living, is 20 percentage points greater than the combined data for patients who undergo intensive rehabilitative therapy alone. Even if we achieve our desired results, there is no assurance that we will secure FDA marketing approval or be able to commercialize our Renova-ST.

Our product development programs are based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of products based on new technologies. The use of our Renova Cortical Stimulation System for stroke motor recovery and other neurological diseases and disorders is a novel application of neurostimulation therapy that has not previously been investigated to any meaningful extent. The novel nature of these applications results in significant challenges in regards to product development and optimization, government regulation, third party reimbursement, and market acceptance. These challenges may prevent us from developing and commercializing products on a timely and profitable basis, or at all.

We may not secure regulatory approval for our Renova Cortical Stimulation System or any other products that we may develop in the future, even if we believe our clinical trial results demonstrate the efficacy of our cortical stimulation therapy.

We cannot market our products unless the FDA has approved them. Even if we submit an application with clinical data that we believe justifies marketing approval for the Renova Cortical Stimulation System or any other product we may develop in the future, the FDA or foreign regulatory authorities may not approve our submission, or may request additional information, including data from additional clinical trials. The FDA or foreign regulatory authorities may also approve our system or any other product for very limited purposes with many restrictions on its use, may delay approval, or ultimately may not grant marketing approval for our system. Because our system represents a novel way to treat motor disabilities caused by stroke, and because there is a large population of stroke patients who might be eligible for treatment, it is possible, if not likely, that the FDA and other regulatory bodies will review an application for approval of our Renova Cortical Stimulation System with greater scrutiny, which may include a panel review, which could cause the regulatory review process to be lengthier and more involved than that for products without such characteristics. There can be no assurance that the FDA will approve our Renova Cortical Stimulation System for the treatment of any indication, even if the clinical trial data meets or exceeds our anticipated levels of safety and efficacy.

We have used two different implantable pulse generators, or IPGs, in our EVEREST trial, switching from a third party IPG to our proprietary IPG after treating 11 investigational patients, which could cause the FDA to require us to treat additional patients in our EVEREST trial.

With the FDA’s knowledge and consent, for the first 11 investigational patients in our EVEREST trial, we used a third party IPG before switching to use of our proprietary IPG for subsequent EVEREST investigational patients. The parameters of stimulation for the third party IPG and our proprietary IPG are substantially the same. We believe that the FDA will permit us to use the trial data from the patients who received cortical stimulation therapy using a third party IPG, but there is a risk that the FDA could reject this data and require us to obtain data on an additional 11 or more patients using our proprietary IPG, which would delay the completion of our trial and cause us to incur additional expense.

Even if our Renova Cortical Stimulation System is approved by regulatory authorities, if we fail to comply with ongoing regulation, or if we experience unanticipated problems with our products, our products could be subject to restrictions or withdrawal from the market, and we and/or our suppliers could be subject to legal action.

Any product for which we obtain marketing approval will be subject to ongoing regulation, including inspections by the FDA and other regulatory agencies of our products’ manufacturing processes, compliance with Quality System Regulations, and review of post-market approval data, as well as review of our promotional activities. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses or populations for which the product may be marketed. For example, we might be limited to marketing our Renova Cortical Stimulation System for only a subpopulation of stroke patients, which could significantly reduce the size of the potential market. As a condition of approval, the FDA may mandate a post-market approval trial. In addition, if the data from an FDA-mandated post-market approval trial are not obtained, we may incur additional costs and continued FDA oversight. Furthermore, later discovery of previously unknown problems with our products, including unanticipated adverse events, manufacturer or manufacturing problems, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions, or the imposition of civil or criminal penalties.

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

Market acceptance of our Renova Cortical Stimulation System will depend on successfully communicating the benefits of our cortical stimulation therapy to each of the four different constituencies involved in deciding whether to treat a particular patient using cortical stimulation therapy:

•	the patients and their families;

•	the various healthcare providers, such as neurosurgeons, neurologists, and other specialists, who treat patients with neurological diseases and disorders;

•	institutions such as hospitals and, as applicable, rehabilitation centers, as well as opinion leaders in these institutions; and

•	third party payors, such as private healthcare insurers and Medicare, which would ultimately bear most of the costs for the various providers and medical devices involved in the procedures.

Marketing to each of these constituencies requires a different approach, and we must convince each of these groups of the efficacy and utility of using our Renova Cortical Stimulation System to be successful. Our ability to market our system successfully to each of these constituencies will depend on a number of factors, including:

•	the perceived effectiveness and long term results of our therapy;

•	the level of education and awareness among physicians, and potential patients and their families, concerning our system;

•	acceptance of the measures used to assess the efficacy of our system;

•	the price of our system and the associated costs of the surgical procedure and treatment;

•	the availability of sufficient third party coverage or reimbursement;

•	the frequency and severity of any side effects;

•	the willingness of patients to undergo surgery; and

•	the availability and perceived advantages and disadvantages of alternative treatments.

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

The availability and levels of reimbursement by governmental and other third party payors, such as the Medicare and Medicaid programs and private healthcare insurers, will substantially affect the markets for cortical stimulation therapy and our ability to commercialize our Renova Cortical Stimulation System. The efficacy, safety, ease of use, and cost-effectiveness of our system, and of any competing products, will in part determine the availability and level of reimbursement. In particular, we expect that securing reimbursement for our system will be more difficult if our EVEREST trial does not demonstrate a level of motor function improvement that healthcare providers, stroke institutions, and stroke survivors consider clinically meaningful, whether or not regulatory agencies consider the improvement of patients treated in clinical trials to have been clinically meaningful. Reimbursement also may be more difficult to obtain if payors view our system as adding to their costs because our therapy may be delivered to many stroke survivors who are not otherwise receiving a significant amount of reimbursed stroke-related treatment or therapy. Moreover, the novelty of cortical stimulation to treat patients will likely complicate the establishment of a uniform and favorable reimbursement policy.

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

Completion of our clinical trials and commercialization of our Renova Cortical Stimulation System require access to manufacturing facilities that meet applicable regulatory standards to manufacture a sufficient supply of our products. We rely primarily on third parties to manufacture and assemble our system. The FDA must determine that compliance is satisfactory at facilities that manufacture and assemble our products, as well as the manufacturing controls and specifications for the product. Suppliers of some components of our products must also comply with FDA and foreign regulatory requirements, which often requires significant time, money, and record-keeping and quality assurance efforts, and subjects us and our suppliers to potential regulatory inspections and stoppages. Our suppliers may not satisfy these requirements. If the FDA or foreign regulatory authorities find their compliance status to be unsatisfactory, completion of our clinical trials or our commercialization efforts could be delayed, which would harm our business and our results of operations.

We depend on a limited number of manufacturers and single source suppliers of various key components for our Renova Cortical Stimulation System. The loss of any of these manufacturer or supplier relationships could delay our clinical trials or prevent or delay commercialization of our Renova Cortical Stimulation System.

We rely primarily on third parties to manufacture our Renova Cortical Stimulation System and to supply us with all of the key components of our system, including our IPGs, cortical stimulation leads and handheld programmers. We have entered into multi-year agreements with our manufacturers and primary suppliers that generally require us to fulfill all of our manufacturing needs and purchase all of our worldwide requirements for components from these parties. These agreements expire between April and August 2010. There is no overlap among these suppliers, insofar as we obtain each of our components from a single supplier. There are a limited number of alternative suppliers that are capable of manufacturing the components of our Renova Cortical Stimulation System, and the terms of our agreements significantly limit our ability to work with other suppliers to ensure backup sources of our components. If any of our existing suppliers was unable or unwilling to meet our demand for product components, or if the components or finished products that they supply do not meet quality and other specifications, our clinical trials could be delayed and the development and commercialization of our Renova Cortical Stimulation System could be delayed or prevented.

If we have to switch to a replacement manufacturer or replacement supplier for any of our product components, we may face additional regulatory delays, and the manufacture and delivery of our cortical stimulation system could be interrupted for an extended period of time, which could delay completion of our clinical trials or commercialization of our system. In addition, we may be required to obtain regulatory approval from the FDA to use different suppliers or components. To date, our component requirements have consisted only of the limited quantities that we need to conduct our clinical trials. If we obtain market approval for our Renova Cortical Stimulation System, however, we anticipate that we will require substantially larger quantities of various components. Our suppliers may not provide us with sufficient quantities of necessary components in a timely manner that meet quality and other specifications, and we may not be able to locate an alternative supplier in a timely manner or on commercially reasonable terms, if at all. Establishing additional or replacement suppliers for these components may take a substantial amount of time, which could delay or prevent commercial launch of our system. We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or foreign regulatory authorities.

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

•	our cortical stimulation therapy may not be suitable for certain other potential applications;

•	cortical stimulation therapy for certain neurological diseases or disorders may be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective;

•	cortical stimulation therapy may be ineffective in treating a sufficiently large patient population with a particular disorder to make further study cost-effective; and

•	competitors may develop alternatives, including nonsurgical alternatives, that render our cortical stimulation therapy obsolete for treating a particular neurological disease or disorder.

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

To generate sales, we will need to develop a sales and marketing infrastructure or contract with a third party to perform that function. We do not currently have extensive marketing capabilities and have no sales capabilities. Establishing these capabilities will be expensive and time-consuming. We may be unable to develop an effective sales and marketing organization. If we contract with third parties to perform the sales and marketing function for us, our profit margins would likely be lower than if we performed these functions ourselves. In addition, we would necessarily be relying on the skills and efforts of others for the successful marketing of our products. If we are unable to establish and maintain effective sales and marketing capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable.

We may need substantial additional funding and may be unable to raise capital when needed, if at all, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We believe that our cash, cash equivalents and investments will be sufficient to fund our continuing operations and other demands and commitments through 2009. Prior to such date, we may elect to raise substantial additional capital to:

•	continue our research and development programs;

•	commercialize our Renova Cortical Stimulation System, if approved by the FDA, for commercial sale; and

•	fund our ongoing operations.

Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress, and cost of our clinical trials and other research and development activities;

•	clinical trial results;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third party patent or other intellectual property rights;

•	the timing and cost of regulatory compliance and approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our Renova-ST Cortical Stimulation System and any other products that we may develop;

•	the rate of market acceptance of our Renova-ST Cortical Stimulation System and any other future products;

•	the effect of competing products and market developments;

•	the working capital required for selling, general, and administrative expenses;

•	any revenue generated by sales of our planned and future products; and

•	the extent to which we acquire or invest in businesses, products, and technologies.

Until the time, if ever, when we can generate a sufficient amount of product revenue, we expect to finance our future cash needs through public or private equity offerings, debt financings, or corporate collaboration, licensing arrangements, and grants, as well as through income earned on cash and investment balances.

Additional capital may not be available on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, our shareholders will experience dilution. Debt financing, if available, may involve restrictive covenants or additional security interests in our assets. Examples of such restrictive covenants may include limitations on our ability to incur additional debt or liens on any of our assets, dispose of our property, make dividend payments or distributions to our shareholders, or enter into certain transactions that would result in a change in control. Any additional debt or equity financing may contain terms that are not favorable to our shareholders or us. If we raise additional funds through collaboration or licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to delay, reduce the scope of, or eliminate some or all of, our development programs, or liquidate some or all of our assets.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and the SEC rules and regulations implementing such act will require us to conduct an annual evaluation of our internal control over financial reporting starting with our fiscal year ending December 31, 2007. This process has increased our legal and financial compliance costs, and makes some activities more difficult, time-consuming or costly. If we fail to have an effectively designed and operating system of internal controls, we may be unable to comply with the requirements of Section 404 in a timely manner.

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

Our success depends on the services of our senior management and other key employees. The loss of the services of one or more of these employees could have a material adverse effect on our business. Each of our officers may terminate his or her employment without notice and without cause or good reason. We do not carry key person life insurance on any of our officers. Our future success will depend in large part on our ability to attract, retain and motivate highly skilled employees. We cannot be certain that we will be able to do so.

If we do not achieve our projected business goals in the time frames we announce and expect, our stock price may decline.

From time to time, we estimate and publicly announce the anticipated timing of the accomplishment of various clinical, regulatory and product development goals. These statements, which are forward-looking statements, include our estimates regarding enrolling patients in our clinical trials, when we will complete our clinical trials, when trial data will be publicly disclosed, when we will submit our first premarket approval application, or PMA, to the FDA to seek regulatory approval to market our Renova-ST Cortical Stimulation System, and when we will obtain FDA approval for or begin to receive revenue from any of our products. These estimates are and must necessarily be based on a variety of assumptions. The timing of the actual achievement of these milestones may vary dramatically compared to our estimates, in some cases for reasons beyond our control. Our failure to meet any publicly announced goals may be perceived negatively by the public markets, and, as a result, our stock price may decline.

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

We may be subject to product liability claims even if it appears that the claimed injury is due to the actions of others. For example, we rely on the expertise of surgeons, other physicians, therapists, and other medical personnel to perform the medical procedures to implant and remove our Renova Cortical Stimulation System and to perform the related rehabilitative therapy. If these medical personnel are not properly trained or are negligent, the therapeutic effect of our system may be diminished or the patient may suffer critical injury, which may subject us to liability. In addition, an injury that is caused by the negligence of one of our suppliers could be the basis for a claim against us.

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

Our cortical stimulation therapy may infringe or be claimed to infringe patents that we do not own or license, including patents that may issue in the future based on patent applications of which we are currently aware, as well as applications of which we are unaware. We are aware of other companies that are investigating neurostimulation, including cortical stimulation, and of patents and published patent applications held by companies in those fields. While the applicability of such patents and patent applications to our products and technologies under development and validity of these patents and patent applications are uncertain, third parties who own or control these patents and patent applications in the United States and abroad, could bring claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages and would divert management’s attention. Further, if a patent infringement suit were brought against us, we could be forced to stop our ongoing or planned clinical trials, or delay or abandon commercialization of the product that is the subject of the suit.

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

Our executive officers, current directors and holders of five percent or more of our common stock own a significant portion of our common stock. These shareholders significantly influence the composition of our board of directors and continue to have significant influence over our operations. The interests of these shareholders may be different than the interests of other shareholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

If our stock price is volatile, purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general and the market for small healthcare companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common stock may be influenced by many factors, including:

•	results of our clinical trials;

•	delays in enrolling or conducting our ongoing clinical trials, or other developments concerning ongoing clinical trials;

•	delays or failures in submitting applications for, or obtaining, regulatory approvals for clinical trials or commercial marketing efforts;

•	failure of any of our future products, if approved for commercial sale, to achieve commercial success;

•	regulatory developments in the United States and foreign countries;

•	regulatory issues related to our quality systems;

•	developments or disputes concerning patents or other proprietary rights;

•	ability to develop or manufacture our products;

•	public concern over our products;

•	introduction of competing products;

•	litigation or other disputes with third parties;

•	departure of key personnel;

•	sales or anticipated sales of our common stock;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

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

We received net proceeds of $112.0 million from the offering and, as of September 30, 2007, $88.6 million remains invested in money market accounts and investment securities, and have used $23.4 million:

•	for direct costs to complete our ongoing EVEREST clinical trial;

•	to continue the development of our commercial version of the Renova-ST System;

•	to build initial marketing capabilities to support the anticipated commercial launch of our Renova-ST System;

•	to continue the development of our cortical stimulation therapy system for applications other than stroke motor recovery, including other clinical trials and research programs; and

•	working capital and other general corporate purposes.

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

NORTHSTAR NEUROSCIENCE, INC.

Dated: November 13, 2007	/s/ Raymond N. Calvert
Raymond N. Calvert
Vice President, Finance, Chief Financial Officer, and Secretary

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002