Form 10-Q
period 2008-03-31
Northstar Neuroscience, Inc.
filed 2008-05-07
CIK 1351509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The registrant had 26,101,589 shares of Common Stock, $0.001 par value per share, outstanding as of April 15, 2008.

NORTHSTAR NEUROSCIENCE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION		3
Item 1.	Condensed Financial Statements	3
	Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	3
	Statements of Operations (unaudited) for the three-month periods ended March 31, 2008 and 2007 and period from inception (May 18, 1999) to March 31, 2008	4
	Statements of Cash Flows (unaudited) for the three-month periods ended March 31, 2008 and 2007 and period from inception (May 18, 1999) to March 31, 2008	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12
PART II. OTHER INFORMATION		13
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6.	Exhibits	22
Signatures		23

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

BALANCE SHEETS

(in thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,184	$10,212
Investments, short-term	62,446	66,043
Other current assets	761	1,017

Total current assets	73,391	77,272
Investments, long-term	5,225	7,195
Property and equipment, net	923	949
Other assets	93	93

Total assets	$79,632	$85,509

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$477	$719
Accrued liabilities	2,108	2,939
Other current liabilities	34	99

Total current liabilities	2,619	3,757
Other long-term liabilities	470	502
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 25,907,389 and 25,884,871 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	26	26
Additional paid-in capital	199,957	199,393
Deferred share-based compensation	—	(52)
Deficit accumulated during the development stage	(123,688)	(118,258)
Accumulated other comprehensive income	248	141

Total shareholders’ equity	76,543	81,250

Total liabilities and shareholders’ equity	$79,632	$85,509

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three-month Period Ended March 31,		Period from Inception (May 18, 1999) to March 31,
	2008	2007	2008
Revenue	$—	$—	$463
Cost of goods sold	—	—	956

Gross margin	—	—	(493)
Operating expenses:
Research and development	3,978	5,605	88,741
General and administrative	2,374	2,335	48,381

Total operating expenses	6,352	7,940	137,122

Operating loss	(6,352)	(7,940)	(137,615)
Interest income, net	922	1,351	12,095
Other income	—	—	1,832

Net loss	(5,430)	(6,589)	(123,688)
Preferred stock accretion	—	—	(21,406)

Net loss applicable to common shareholders	$(5,430)	(6,589)	$(145,094)

Basic and diluted net loss per share applicable to common shareholders	$(0.21)	$(0.26)

Shares used in computation of basic and diluted net loss per share applicable to common shareholders	25,893,657	25,792,757

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands, except share and per share data)

	Three-month Period Ended March 31,		Period from Inception (May 18, 1999) to March 31,
	2008	2007	2008
Operating activities
Net loss	$(5,430)	$(6,589)	$(123,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83	58	2,167
Share-based compensation	601	380	5,825
Amortization of securities discount	(301)	(568)	(1,499)
Other non-cash items	(10)	—	(1,683)
Changes in operating assets and liabilities:
Other assets	256	540	(854)
Liabilities	(1,170)	744	2,187

Net cash used in operating activities	(5,971)	(5,435)	(117,545)
Investing activities
Purchases of property and equipment	(57)	(39)	(3,732)
Proceeds from sale of assets	—	—	4,750
Purchases of investment securities	(31,698)	(33,411)	(436,530)
Maturities of investment securities	37,683	39,400	370,617

Net cash provided by (used in) investing activities	5,928	5,950	(64,895)
Financing activities
Proceeds from initial public offering, net of offering costs	—	—	111,979
Proceeds from sale of redeemable convertible preferred stock, net of offering costs	—	—	79,790
Proceeds from exercise of stock options, net of common stock repurchases	15	7	990
Proceeds from issuance of debt, net of offering costs	—	—	5,811
Proceeds from issuance of warrants	—	—	1,090
Principle payments on debt and capital lease obligations	—	—	(7,036)

Net cash provided by financing activities	15	7	192,624

Net (decrease) increase in cash and cash equivalents	(28)	522	10,184
Cash and cash equivalents at beginning of period	10,212	7,853	—

Cash and cash equivalents at end of period	$10,184	$8,375	$10,184

Supplemental schedule of non-cash activities
Deferred share-based compensation	$(45)	$(64)	$1,239

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

1.	Nature of the Business

Northstar Neuroscience, Inc. is a development stage medical device company headquartered in Seattle, Washington, focused on developing novel neuromodulation therapies for neurological diseases and disorders. We incorporated in the State of Washington on May 18, 1999 and have devoted substantially all of our resources to development and commercialization of medical technologies utilizing electrical stimulation to treat neurological diseases and disorders.

We continue to report as a development stage company, since planned principal operations have not commenced. We operate in a single segment and management uses one measure of financial performance and does not segment its business for internal reporting.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited balance sheets, statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results of operations have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period. These financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2007 has been derived from the audited financial statements as of that date, but is not accompanied by all disclosures required by GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, determining clinical trial expenses and accruals and share-based compensation expenses. Actual results could differ from management’s estimates and assumptions.

Presentation

Certain prior period amounts have been presented to conform to our current financial statement presentation. Specifically, on the statements of operations and cash flows, amounts presented under the caption since inception, for which there was no activity in the current or prior year were reclassified. These presentation changes did not impact the net increase (decrease) in cash flows, net loss, or total assets, liabilities, or shareholders’ equity.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS 157, which enhances existing guidance for defining fair value for measuring assets and liabilities. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.

        Effective January 1, 2008, we adopted the provisions of FASB Emerging Issues Task Force, Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. In accordance with EITF 07-3, nonrefundable contractual prepayments related to future R&D activities are deferred and recognized as an expense in the period that the related goods are delivered or services are performed. Our adoption of this standard has not had a material impact on our financial statements.

        In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits companies to choose to measure financial instruments and certain other items at fair value. SFAS 159 was effective as of January 1, 2008. We did not elect to apply the fair value option to any of our outstanding instruments; therefore, there was no impact on our financial statements.

3.	Fair Value Measurement

We report our marketable cash equivalents and investment securities, classified as available for sale, at fair value with changes in value recorded as a component of other comprehensive income. Pursuant to the provisions of SFAS 157, we are required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. SFAS 157 establishes a fair value hierarchy that prioritizes valuation inputs based on the observable nature of those inputs. The SFAS 157 fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of our investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

Level 1 inputs	defined as quoted prices in active markets;
Level 2 inputs	which generally include inputs with other observable qualities, such as quoted prices in active markets for similar assets or quoted prices for identical assets in inactive markets; and
Level 3 inputs	which are valuations based on unobservable inputs.

The following table summarizes our assets that were measured at fair value as of March 31, 2008 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Financial Assets at Fair Value March 31, 2008
Government and agency debt	1,749	7,277	—	9,026
Domestic corporate debt	—	55,353	—	55,353
Asset-backed securities	—	7,041	—	7,041

Total	$1,749	$69,671	$—	$71,420

Cash and money market funds of $6.4 million are not included in our SFAS 157 level hierarchy disclosure.

4.	Share-based Compensation

As of March 31, 2008, we had one active share-based compensation plan, the 2006 Performance Incentive Plan, and one terminated plan, the 1999 Stock Option Plan. We recorded total share-based compensation expense as follows (in thousands):

	Three-month Period Ended March 31,
	2008	2007
Research and development	$225	$177
General and administrative	376	203

	$601	380

Unrecognized share-based compensation expense as of March 31, 2008 totaled $4.1 million and will be recognized over the remaining vesting periods of the related grants, which range from one to four years.

The fair value of share-based payments was estimated on the measurement date using the Black-Scholes option-pricing model using the following assumptions:

	Three-month Period Ended March 31,
	2008	2007
Average risk free interest rate	2.5%	4.7%
Dividend yield	0.0%	0.0%
Expected/contractual term (in years)	5.0-6.1	5.0-6.1
Volatility	40%	40%

A summary of our stock option activity and related information for the three-month period ended March 31, 2008 is as follows (in thousands, except share and per share data):

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2007	2,544,237	$8.13
Granted at fair value	10,000	8.82
Exercised	(22,518)	0.69
Cancelled	(145,580)	11.07

Outstanding at March 31, 2008	2,386,139	$8.02

Outstanding options vested and exercisable, but not subject to repurchase at March 31, 2008	1,446,279	$5.76
Intrinsic value of in-the-money options outstanding	$463
Intrinsic value of in-the-money outstanding options vested and exercisable	$447
Weighted-average fair value of options granted during the period	$3.61

The total intrinsic value of options exercised, determined as of the date of exercise, during the three-month period ended March 31, 2008 was $18,000.

During April 2008, we granted 2,207,000 options to purchase shares of our common stock and 192,400 shares of restricted stock. The options were granted with strike prices of $1.72 to $1.77, based on the value of our common stock on the date of grant, and will vest over four years. One third of the shares of restricted stock will vest on each December 1, of 2008, 2009 and 2010.

5.	Loss Per Common Share

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

The following table presents the computation of basic and diluted net loss applicable to common shareholders per share:

(in thousands, except share and per share data)	Three-month Period Ended March 31,
	2008	2007
Numerator:
Net loss applicable to common shareholders	$(5,430)	$(6,589)

Denominator:
Weighted-average shares used in computation of basic and diluted net loss applicable to common shareholders	25,893,657	25,792,757

Basic and diluted net loss per share applicable to common shareholders	$(0.21)	$(0.26)

Antidilutive securities at March 31, 2008 and 2007 excluded from diluted net loss, on an as converted basis:
Preferred Stock	—	—
Warrants and options outstanding	2,457,418	2,218,770

6.	Restructuring

        On January 22, 2008 we announced that our EVEREST pivotal clinical trial evaluating cortical stimulation for the treatment of stroke-related hand and arm impairment failed to meet its primary endpoint. Subsequently, on February 15, 2008, we implemented a reduction in our workforce including 19 employees, leaving 58 employees. We took this action, in addition to other cost reductions, to align operations and costs with our strategic and clinical development plan. In connection with this action, we recorded expenses in the first quarter of 2008 associated with severance payments and continuation of medical insurance benefits, of $775,000, including non-cash share-based compensation of $95,000 relating to acceleration of option vesting. Of the total severance related costs, $138,000 and $637,000 are included in general and administrative and research and development operating expenses, respectively. A liability of $137,000 remains on the balance sheet related to future benefits to be provided to former employees impacted by the reduction in force.

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

We are a development stage medical device company focused on developing and commercializing innovative neuromodulation therapies to restore function and quality of life for people suffering from neurological diseases and disorders. We incorporated in the State of Washington on May 18, 1999 and since inception we have devoted substantially all of our resources to the development and commercialization of medical technologies utilizing electrical stimulation to treat neurological diseases and disorders.

On January 22, 2008 we announced that our EVEREST pivotal clinical trial evaluating cortical stimulation for the treatment of hand and arm impairment following a stroke failed to meet its primary endpoint. Subsequently, on February 15, 2008, we implemented a reduction in our workforce, including 19 employees, leaving 58 employees. We took this action, in addition to other cost reductions, to align operations and costs with our strategic and clinical research plan. We incurred employee termination costs related to severance packages and stock option acceleration costs. A liability of $137,000 remains on our balance sheet as of March 31, 2008.

We are currently conducting and plan to initiate additional clinical trials using our proprietary Renova™ Cortical Stimulation System for the treatment of major depressive disorder and stroke motor recovery. We continue to explore additional applications for our cortical stimulation platform and monitor relevant research activities on other neurological diseases and disorders. We have completed enrollment and are actively treating patients in both our PROSPECT trial, which is our initial feasibility trial using cortical stimulation to treat major depressive disorder, and in our SAHALE trial, our initial feasibility trial for tinnitus. We also have completed enrolling patients in the EVEREST pivotal trial for stroke motor recovery and announced the primary endpoint data in January of 2008.

To date, we have not generated any revenue from the sale of cortical stimulation products, and we have incurred net losses in each year since our inception. The limited revenue we have generated since inception has been from the commercial sale of an earlier product, which was sold to a third party in 2003. We expect our net losses to continue, though at reduced levels relative to recent losses, as we continue our clinical trial activities, our research and development efforts, and continue to operate as a publicly held company. To date, we have financed our operations primarily through public and private placements of equity securities.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as reported expenses during the reporting periods. We periodically evaluate our estimates, including, but not limited to those related to share-based compensation and clinical trial accruals. We base our estimates on historical experience and on other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Our critical accounting policies and estimates have not changed significantly from those policies and estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008, except for the policies discussed below.

We report our marketable cash equivalents and investment securities, classified as available for sale, at fair value with changes in value recorded as a component of other comprehensive income. Pursuant to the provisions of SFAS 157, we are required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. SFAS 157 establishes a fair value hierarchy that prioritizes valuation inputs based on the observable nature of those inputs. The SFAS 157 fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of our investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

Level 1 inputs	defined as quoted prices in active markets;
Level 2 inputs	which generally include inputs with other observable qualities, such as quoted prices in active markets for similar assets or quoted prices for identical assets in inactive markets; and
Level 3 inputs	which are valuations based on unobservable inputs.

Management establishes fair value of our investments with the assistance of our investment advisors and custodians who use industry accepted pricing services and financial models. The majority of our investments are valued using Level 2 valuation inputs. The valuations of investments using Level 2 inputs may differ from amounts realized by us in an actual transaction. We have the ability and intent to hold our investments to maturity and realize their stated par value. Therefore, we expect variations in valuations based on changing market conditions, methods used to determine valuations, and/or input assumptions to be temporary, as fair value will equal par value at maturity.

Financial Overview

Revenue

To date, we have not generated any revenue from the sale of cortical stimulation products, and we have incurred net losses in each year since our inception. The limited revenue we have generated since inception has been from the commercial sale of an earlier product, which was sold to a third party in 2003. We expect our net losses to continue, though at a reduced magnitude relative to recent losses, as we continue our clinical trial activities, and our research and development efforts. To date, we have financed our operations primarily through public and private placements of equity securities.

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred to conduct clinical trials, engineering development costs associated with our Renova Cortical Stimulation System, and regulatory compliance activities. These costs include direct clinical trial costs, employee compensation, including share-based compensation, supplies and materials, consultant services, information technology support, travel, and facilities. In accordance with EITF No. 07-3, we expense research and development costs when they are incurred. Nonrefundable advance payments related to future research and development activities are deferred and recognized as expense in the period that the related goods are delivered or services are performed. From our inception through March 31, 2008, we have incurred $88.7 million in research and development expenses.

We expect our research and development expenses to decrease in 2008 principally due to lower overall clinical trial costs as we have completed our EVEREST pivotal trial and we have lower overall patient enrollment activity in our clinical programs in 2008 as compared to 2007. We also expect to experience decreases in activity associated with the commercialization efforts of the Renova system, and overall lower head-count related costs as a result of our February 2008 reduction in force. Our research and development efforts will be focused on the treatment of depression, as well as early stage, focused research relating to the viability of treatment of other indications with our Renova Cortical Stimulation System.

General and Administrative Expenses

Our general and administrative expenses include compensation for executive, finance, intellectual property, marketing and administrative personnel, including share-based compensation, and facilities expenses. Other significant expenses include professional fees for accounting and legal services, including legal services associated with our efforts to develop, acquire, and maintain protection for the intellectual property related to our cortical stimulation system.

We expect our general and administrative expenses to decrease in 2008 due to a decrease in activity related to the commercialization and marketing efforts associated with the stroke motor recovery application of our system, and overall lower head-count related costs as a result of our February 2008 reduction in force.

Results of Operations

Three-month Periods Ended March 31, 2008 and 2007

Research and Development Expenses

Research and development expenses were $4.0 million for three-month period ended March 31, 2008, compared to $5.6 million for the three-month period ended March 31, 2007. The $1.6 million, or 29%, decrease in 2008 was primarily due to a reduction in clinical trial costs of $2.3 million and consulting related costs of $140,000 due to the completion of the EVEREST clinical trial enrollment in 2007. These decreases were partially offset by an increase in compensation, benefits, and stock compensation of $730,000 associated with an increase in average headcount, as well as severance related costs associated with the February reduction in force, and net increases in other development expenses of $110,000.

General and Administrative Expenses

General and administrative expenses were $2.4 million for the three-month period ended March 31, 2008, and were $2.3 million for the three-month period ended March 31, 2007. Changes in expenses for the period ended March 31, 2008 included increases in compensation and consulting expenses, including stock compensation, of $430,000 related to increased average headcount, as well as severance related costs associated with the February 2008 reduction in force. These increases were partially offset by decreases in marketing, market development, and market research related costs of $200,000, and net decreases in other administrative expenses of $130,000.

Interest Income, Net

Interest income, net, was $922,000 for the three-month period ended March 31, 2008, compared to $1.4 million for the three-month period ended March 31, 2007. The decrease of $478,000, or 34%, reflects reduced interest earned on our cash and investments attributable to decreasing balances combined with decreasing interest rates of our investment securities.

Liquidity and Capital Resources

We have incurred losses since our inception in May 1999 and, as of March 31, 2008, we had a deficit accumulated during the development stage of $123.7 million. We have funded our operations to date from public and private placements of equity securities and stock option exercises, raising net proceeds of $192.8 million through March 31, 2008. As of March 31, 2008, we had $77.9 million in cash, cash equivalents, and investments.

Cash flow information is as follow, in millions:

	Three-month Period Ended March 31,
	2008	2007
Cash provided by (used in):
Operating activities	$(6.0)	$(5.4)
Investing activities	$5.9	$6.0
Financing activities	$0.0	$0.0

Net Cash Used in Operating Activities

Net cash used in operating activities was $6.0 million and $5.4 million for the three-month periods ended March 31, 2008 and 2007, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by non-cash operating expenses including depreciation, amortization of premiums on investments, share-based compensation, and changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $5.9 million and $6.0 million for the three-month periods ended March 31, 2008 and 2007, respectively. Net cash provided by investing activities primarily reflects the net of purchases and maturities of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was not material for the three-month periods ended March 31, 2008 and 2007, respectively.

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

We do not anticipate generating any product revenue unless and until we successfully obtain FDA approval for, and begin selling, our Renova Cortical Stimulation System. Based on our current strategic plan, we believe that our cash, cash equivalents, investments, and related interest income will be sufficient to meet our anticipated cash requirements into 2011. If our available cash, cash equivalents and investments are insufficient to satisfy our liquidity requirements, or if we develop additional products or pursue additional applications for our products, we may seek to sell additional equity or issue debt securities before 2011. The sale of additional equity securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We will require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business.

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

As of March 31, 2008, we did not have any off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates primarily due to our investment portfolio. We maintain an investment portfolio consisting mainly of money market funds, federal and state government obligations, municipal obligations, corporate obligations, and asset-backed securities. We have the intent and ability to hold our fixed income investments until maturity; therefore, we do not anticipate that changes in market interest rates will have a material impact on our operating results or cash flows.

Our investment strategy is governed by a cash and investment policy that strives to preserve capital and is reviewed with our Board of Directors periodically. The provisions of our cash and investment policy as of March 31, 2008 include, among other provisions:

•	all investments must be rated as investment grade by a recognized rating agency;

•	investment securities from a single issuer that are not guaranteed by the good faith and credit of the United States government is limited to 5%;

•	expected maturity is limited to 36 months and the average maturity of the portfolio is limited to 18 months; and

•	derivatives, synthetics or similar instruments and instruments accounted for off balance sheet are specifically prohibited without prior authorization from the Board of Directors.

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

Item 4.	Controls and Procedures

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

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Conducting clinical trials is a long, expensive, complex, and uncertain process. The length of time required to conduct a clinical trial varies based on a number of factors, including the treatment plan for the particular neurological disease or disorder, the type of device being tested, the complexity of clinical trial design, regulatory compliance requirements, and the rate of patient enrollment for the clinical trials. Conducting clinical trials involves screening, assessing, testing, treating, and monitoring patients at clinical sites, and coordinating with patients and clinical institutions as well as with neurologists, neurosurgeons, radiologists, and other medical specialists. As a result, we may experience obstacles in completing any of our clinical trials, or they could be delayed or cancelled for several reasons, including:

•	patients may not enroll, randomize, or complete the clinical trials at the rate we expect;

•	patient attrition rates may significantly exceed our expected attrition rates;

•

patients may experience serious device or procedure-related adverse events, causing us, a clinical site Institutional Review Board, the FDA, or other regulatory authorities to place the clinical trial on hold;

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

In addition, unanticipated adverse device effects, or UADEs, during our clinical trials could cause us to repeat or terminate a trial, or cancel an entire development program. Since the core elements of our cortical stimulation system are relatively the same for different applications, UADEs in one clinical trial or indication may have implications or impact other indications or programs. If our clinical trials are delayed, it will take longer to commercialize related products and achieve revenue. In addition, our research and development costs will likely increase if we experience material delays in our clinical trials or if we need to perform more or larger clinical trials than planned.

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

Future clinical trials of any or all of our cortical stimulation devices could be unsuccessful, which would prevent us from commercializing the Renova Cortical Stimulation System. The FDA conducts its own independent analysis of some or all of the preclinical and clinical trial data submitted in a regulatory filing and often comes to different and potentially more negative conclusions than the analysis we perform. Our failure to develop safe, commercially viable devices approved by the FDA would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price.

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

We rely primarily on third parties to manufacture our Renova Cortical Stimulation System and to supply us with all of the key components of our system, including our implantable pulse generators, or IPGs, cortical stimulation leads and handheld programmers. We have entered into multi-year agreements with our manufacturers and primary suppliers that generally require us to fulfill all of our manufacturing needs and purchase all of our worldwide requirements for components from these parties. These agreements expire during 2010. There is no overlap among these suppliers, insofar as we obtain each of our components from a single supplier. There are a limited number of alternative suppliers that are capable of manufacturing the components of our system, and the terms of our agreements significantly limit our ability to work with other suppliers to ensure backup sources of our components. If any of our existing suppliers were unable or unwilling to meet our demand for product components, or if the components or finished products that they supply do not meet quality and other specifications, our clinical trials could be delayed and the development of our Renova system could be delayed or prevented.

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

The medical device and pharmaceutical industries are highly competitive and subject to rapid technological change. In particular, the neuromodulation industry in which we operate has grown significantly in recent years, and is expected to continue to expand as technology continues to evolve and awareness of neuromodulation as an effective or potential therapy for many applications expands. We face potential competition from other neuromodulation technologies, off-label use of current technologies, and currently available, non-invasive therapies that are medically accepted for treating large populations of patients affected by neurological diseases and disorders for which reimbursement levels are already or may be established. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly if they pursue competing solutions through collaborative arrangements with large and established companies. Our competitors may:

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

Failure of our internal control over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes: (i) maintaining reasonably detailed records that accurately and fairly reflect our transactions; and (ii) providing reasonable assurance that we (a) record transactions as necessary to prepare the financial statements, (b) make receipts and expenditures in accordance with management authorizations, and (c) would timely prevent or detect any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Changes in our business will place additional pressure on our system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure could cause an immediate loss of investor confidence and our management and a sharp decline in the market price of our common stock.

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

We received net proceeds of $112.0 million from the offering and, as of March 31, 2008, $77.9 million remains invested in money market accounts and investment securities. We have used $ 34.1 million:

•	for direct costs to complete our EVEREST clinical trial;

•	to continue the development of our commercial version of the Renova-ST System;

•	to continue the development of our cortical stimulation therapy system for applications other than stroke motor recovery, including depression and other clinical trials and research programs; and

•	working capital and other general corporate purposes.

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

NORTHSTAR NEUROSCIENCE, INC.

Dated: May 7, 2008	/s/ Raymond N. Calvert
Raymond N. Calvert
Vice President, Finance, Chief Financial Officer, and Secretary