Form 10-Q
period 2008-06-30
Northstar Neuroscience, Inc.
filed 2008-08-05
CIK 1351509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 001-34078

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

The registrant had 26,135,808 shares of Common Stock, $0.001 par value per share, outstanding as of July 17, 2008.

NORTHSTAR NEUROSCIENCE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	3

	Statements of Operations for the three- and six-month periods ended June 30, 2008 and 2007 and period from inception (May 18, 1999) to June 30, 2008 (unaudited)	4

	Statements of Cash Flows for the six-month periods ended June 30, 2008 and 2007 and period from inception (May 18, 1999) to June 30, 2008 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION		12

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 5.	Submission of Matters to a Vote of Security Holders	18

Item 6.	Exhibits	19

Signatures		20

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

BALANCE SHEETS

(in thousands, except share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,589	$10,212
Investments, short-term	51,166	66,043
Other current assets	621	1,017

Total current assets	69,376	77,272
Investments, long-term	5,216	7,195
Property and equipment, net	885	949
Other assets	93	93

Total assets	$75,570	$85,509

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$497	$719
Accrued liabilities	1,896	2,939
Other current liabilities	34	99

Total current liabilities	2,427	3,757
Other long-term liabilities	338	502
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 26,135,808 and 25,884,871 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	26	26
Additional paid-in capital	200,541	199,393
Deferred share-based compensation	—	(52)
Deficit accumulated during the development stage	(127,812)	(118,258)
Accumulated other comprehensive income	50	141

Total shareholders’ equity	72,805	81,250

Total liabilities and shareholders’ equity	$75,570	$85,509

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three-month Period Ended June 30,		Six-month Period Ended June 30,		Period from Inception (May 18, 1999) to June 30, 2008
	2008	2007	2008	2007
Revenue	$—	$—	$—	$—	$463
Cost of goods sold	—	—	—	—	956

Gross margin	—	—	—	—	(493)
Operating expenses:
Research and development	2,817	5,854	6,795	11,459	91,558
General and administrative	1,970	2,422	4,344	4,757	50,351

Total operating expenses	4,787	8,276	11,139	16,216	141,909

Operating loss	(4,787)	(8,276)	(11,139)	(16,216)	(142,402)
Interest income, net	663	1,290	1,585	2,641	12,758
Other income	—	—	—	—	1,832

Net loss	(4,124)	(6,986)	(9,554)	(13,575)	(127,812)
Preferred stock accretion	—	—	—	—	(21,406)

Net loss applicable to common shareholders	$(4,124)	$(6,986)	$(9,554)	$(13,575)	$(149,218)

Basic and diluted net loss per share applicable to common shareholders	$(0.16)	$(0.27)	$(0.37)	$(0.53)

Shares used in computation of basic and diluted net loss per share applicable to common shareholders	26,117,201	25,823,620	26,005,554	25,808,367

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six-month Period Ended June 30,		Period from Inception (May 18, 1999) to June 30, 2008
	2008	2007
Operating activities
Net loss	$(9,554)	$(13,575)	$(127,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167	125	2,251
Share-based compensation	1,143	972	6,367
Amortization of securities discount	(513)	(1,190)	(1,711)
Other non-cash items	(10)	1	(1,683)
Changes in operating assets and liabilities:
Other assets	396	99	(714)
Liabilities	(1,494)	1,332	1,863

Net cash used in operating activities	(9,865)	(12,236)	(121,439)
Investing activities
Purchases of property and equipment	(103)	(62)	(3,778)
Proceeds from sale of assets	—	—	4,750
Purchases of investment securities	(40,945)	(80,091)	(445,777)
Maturities/sales of investment securities	58,233	89,450	391,167

Net cash provided by (used in) investing activities	17,185	9,297	(53,638)
Financing activities
Proceeds from initial public offering, net of offering costs	—	—	111,979
Proceeds from sale of redeemable convertible preferred stock, net of offering costs	—	—	79,790
Proceeds from exercise of stock options, net of common stock repurchases	57	74	1,032
Proceeds from issuance of debt, net of offering costs	—	—	5,811
Proceeds from issuance of warrants	—	—	1,090
Principal payments on debt and capital lease obligations	—	—	(7,036)

Net cash provided by financing activities	57	74	192,666

Net increase (decrease) in cash and cash equivalents	7,377	(2,865)	17,589
Cash and cash equivalents at beginning of period	10,212	7,853	—

Cash and cash equivalents at end of period	$17,589	$4,988	$17,589

Supplemental schedule of non-cash activities
Deferred share-based compensation	$(45)	$(91)	$1,239

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

1.	Nature of the Business

Northstar Neuroscience, Inc. is a development stage medical device company headquartered in Seattle, Washington, focused on developing and commercializing innovative neuromodulation therapies to restore function and quality of life for people suffering from depression. We incorporated in the State of Washington on May 18, 1999 and have devoted substantially all of our resources to development and commercialization of medical technologies utilizing electrical stimulation to treat neurological diseases and disorders.

We continue to report as a development stage company, since planned principal operations have not commenced. We operate in a single segment and management uses one measure of financial performance and does not segment its business for internal reporting.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited balance sheets, statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results of operations have been included. Operating results for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period. These financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2007 has been derived from the audited financial statements as of that date, but is not accompanied by all disclosures required by GAAP.

Use of Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, determining clinical trial expenses and accruals and share-based compensation expenses. Actual results could differ from management’s estimates and assumptions.

Presentation

Certain prior period amounts have been presented to conform to our current financial statement presentation. Specifically, on the statements of operations and cash flows, amounts presented under the caption since inception for which there was no activity in the current or prior year were reclassified. These presentation changes did not impact the net increase (decrease) in cash flows, net loss, or total assets, liabilities, or shareholders’ equity.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS 157, which enhances existing guidance for defining fair value for measuring assets and liabilities. SFAS 157 provides a single definition of fair value, together with a measurement framework, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy based on the objective nature of the valuation inputs. Our adoption of this standard resulted in additional disclosure, but has not had a material impact on our financial statements.

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

We classify our cash equivalents and investment securities, as available for sale, and report them at fair value with changes in value recorded as a component of other comprehensive income. Pursuant to the provisions of SFAS 157, we disclose information on all assets and liabilities reported at fair value to enable an assessment of the inputs used in determining the reported values. The SFAS 157 fair value hierarchy prioritizes valuation inputs used in determining the reported fair value of our investments based on the observable nature of those inputs. The SFAS 157 fair value hierarchy applies only to the valuation inputs and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

Level 1 inputs	defined as quoted prices in active markets;

Level 2 inputs	generally include inputs with other observable qualities, such as quoted prices in active markets for similar assets or quoted prices for identical assets in inactive markets; and

Level 3 inputs	valuations based on unobservable inputs.

The following table summarizes our assets that were measured at fair value as of June 30, 2008 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Financial Assets at Fair Value June 30, 2008
Government and agency debt	—	14,985	—	14,985
Domestic corporate debt	—	35,369	—	35,369
Asset-backed securities	—	6,029	—	6,029

Total	$—	$56,383	$—	$56,383

Cash deposits and money market funds of $17.6 million are not included in our SFAS 157 level hierarchy disclosure. We did not hold any auction rate securities throughout the three-month period ended June 30, 2008.

4.	Share-based Compensation

As of June 30, 2008, we had one active share-based compensation plan, the 2006 Performance Incentive Plan, and one terminated plan, the 1999 Stock Option Plan. We recorded total share-based compensation expense for stock options and restricted stock awards, or RSAs, as follows (in thousands):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2008	2007	2008	2007
Research and development	$163	$258	$388	$435
General and administrative	379	334	755	537

	$542	$592	$1,143	$972

Unrecognized share-based compensation expense as of June 30, 2008 totaled $4.9 million and will be recognized over the remaining vesting periods of the awards, which generally vest over one to four years.

We estimated the fair value of stock options using the Black-Scholes option-pricing model using the following assumptions:

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2008	2007	2008	2007
Risk free interest rate	3.3%	4.7%	2.5-3.3%	4.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected/contractual term (in years)	5.0-9.8	5.0-9.2	5.0-9.8	5.0-9.5
Volatility	40%	40%	40%	40%

A summary of our stock option activity and related information for the six-month period ended June 30, 2008 is as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2007	2,544,237	$8.13
Granted at fair value	2,338,500	1.75
Exercised	(56,737)	1.01
Cancelled	(309,115)	10.01

Outstanding at June 30, 2008	4,516,885	$4.79

Outstanding options vested and exercisable, but not subject to repurchase at June 30, 2008	1,379,287	$5.74
Intrinsic value of in-the-money options outstanding	$454,000
Intrinsic value of in-the-money outstanding options vested and exercisable	$443,000
Weighted-average fair value of options granted during the period	$0.77

The total intrinsic values of options exercised, determined as of the date of exercise, during the three- and six-month periods ended June 30, 2008 were $18,000 and $36,000 respectively.

On April 1, 2008, we issued 194,200 RSAs which vest one third at each of December 1, 2008, 2009, and 2010. We estimated the fair value of RSAs to be $1.72 per share based on the closing price of our common stock on the date of grant. As of June 30, 2008, all of the unvested RSAs remain outstanding.

5.	Shareholder Rights Agreement

In May 2008, our Board of Directors, or the Board, adopted a Shareholder Rights Agreement and amended our Articles of Incorporation to designate 50,000 shares of our authorized preferred stock shares as Series A Preferred Stock, or Series A, $0.001 par value. Under the Shareholder Rights Agreement, the Board declared a dividend of one purchase right to purchase one one-thousandth of a share of our Series A for each outstanding share of our Common Stock, or Right. The Rights have an exercise price of $12.18 per Right and provide the holders with the right to purchase shares of our Series A, in the event a person or group acquires 15% or more of our Common Stock.

No shares of Series A are issued or outstanding at June 30, 2008. Series A, when and if issued, will be nonredeemable and junior to any other series of preferred stock we may issue and have certain preferential rights in comparison to our Common Stock including: a preferential cumulative quarterly dividend in an amount equal to 1,000 times the dividend declared on each share of Common Stock, liquidation and merger related rights equal to 1,000 times the aggregate amount to be distributed per share of Common Stock, and preferential voting rights equal to 1,000 votes. The rights of the Series A as to dividends, liquidation and voting, and in the event of mergers and consolidations, are protected by customary anti-dilution provisions.

6.	Loss Per Common Share

Basic net loss per share applicable to common shareholders is calculated by dividing the net loss applicable to common shareholders by the weighted-average number of unrestricted common shares outstanding for the period, without consideration of common stock equivalents. Diluted net loss per share applicable to common shareholders is computed by dividing the net loss applicable to common shareholders by the weighted-average common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method and the as-if-converted method. For purposes of this calculation, stock options, and warrants are considered to be common stock equivalents and are excluded from the calculation of diluted net loss per share as their effect is antidilutive.

The following table presents the computation of basic and diluted net loss per share applicable to common shareholders (in thousands, except share and per share data):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2008	2007	2008	2007
Numerator:
Net loss applicable to common shareholders	$(4,124)	$(6,986)	$(9,554)	$(13,575)

Denominator:
Weighted-average shares used in computation of basic and diluted net loss applicable to common shareholders	26,117,201	25,823,620	26,005,554	25,808,367

Basic and diluted net loss per share applicable to common shareholders	$(0.16)	$(0.27)	$(0.37)	$(0.53)

Antidilutive securities excluded from diluted net loss applicable to common shareholders, on an as converted basis:
Warrants and options outstanding	4,588,166	2,327,025	4,588,166	2,327,025

7.	Restructuring

On January 22, 2008, we announced that our EVEREST pivotal trial failed to meet its primary endpoint. In response to the results of the EVEREST trial, on February 15, 2008, we implemented a cost reduction plan that included the elimination of costs associated with our planned commercial product launch, modifications to our clinical and development programs, and reduction of our workforce of permanent and contract personnel by approximately 32%, including 19 permanent employees, leaving us with 58 employees.

In connection with the February 2008 cost reduction plan, we incurred costs of $797,000, primarily related to employee termination benefits. Operating expenses for the six-month period ending June 30, 2008 reflect incurred costs of $655,000 and $142,000 in research and development and general and administrative expenses, respectively. Continuation of medical benefits afforded to affected employees were expensed at the time of the workforce reduction and a liability was established at that time for future termination and benefit costs. The following table summarizes the severance expense activity, including payments of severance amounts accrued as of March 31, 2008 (in thousands):

Accrued severance as of March 31, 2008	$137
Cash payments made in the second quarter of 2008	(44)
Severance expense recorded in the second quarter of 2008	22

Accrued severance as of June 30, 2008	$115

The accrued severance as of June 2008 relates to future benefits to be provided to former employees impacted by the February reduction in force.

Subsequent to June 30, 2008, during July 2008, we revised our strategic plan to focus our research and development efforts on our depression therapy. This resulted in further cost reduction efforts, including the elimination of an additional 20 employees and the sublease of approximately 40% of our headquarters facility. Expenses associated with the implementation of these changes total $1.1 million, comprised of $984,000 related to termination benefits, including non-cash share-based compensation charges of $191,000 related to acceleration of unvested equity awards, and a sublease loss of $140,000. These expenses will be recognized primarily during the three-month period ending September 30, 2008.

8.	Commitments and Contingencies

In July 2008, a putative class action complaint was filed against the Board in the King County Washington Superior Court. The lawsuit was filed by one of our alleged shareholders, on behalf of himself and all others similarly situated. The complaint alleges, among other things, that the Board breached its fiduciary duties to shareholders in connection with two allegedly proposed acquisition offers. The complaint seeks, among other things, injunctive relief and attorneys’ fees and costs, but does not seek direct monetary damages from us. Both we and the Board believe that the allegations in the complaint are without merit and we intend to vigorously defend the matter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q, including under this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions, or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated, or that the results of our engagement of a financial advisor, or our analysis of strategic alternatives will result in any transaction or arrangement with a third party. These forward-looking statements involve a number of risks, uncertainties, or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described in greater detail in Item 1A of Part II, “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

Overview

Management’s discussion and analysis provides additional insight into Northstar Neuroscience, Inc. and is provided as a supplement to, and should be read in conjunction with, our audited financial statements and accompanying footnotes thereto.

We are a development stage medical device company focused on developing and commercializing innovative neuromodulation therapies to restore function and quality of life for people suffering from depression. We incorporated in the State of Washington on May 18, 1999 and since inception we have devoted substantially all of our resources to the development and commercialization of medical technologies utilizing electrical stimulation to treat neurological diseases and disorders.

In response to the January 2008 results of our EVEREST pivotal trial, during the first quarter of 2008 we implemented a cost reduction plan that included the elimination of recurring and planned costs associated with our expected submission of a premarket approval application to the FDA and related anticipated commercial launch of our cortical stimulation system for stroke motor recovery, as well as modifications to our clinical and development programs and a 32% reduction in our workforce. As a result of the reduction in force implemented during the first quarter, the six-month period ended June 30, 2008 includes employee termination expenses totaling approximately $800,000, of which approximately $100,000 is non-cash share-based compensation expense. The $800,000 expense is reflected in the statement of operations for the period ended June 30, 2008 based on the functional assignments of the individuals to whom the termination benefits were paid, resulting in approximately $660,000 and $140,000 of research and development expense and general and administrative expense, respectively.

During July 2008, we further revised our strategic plan by focusing our research and development efforts on our cortical stimulation therapy system for the treatment of depression and suspended current activities for other indications. This revised plan led to an additional workforce reduction, and sublease of a portion of our headquarters facility. Expenses associated with the workforce reduction and sublease total $1.1 million and will be recognized primarily in our third quarter ending September 30, 2008. These expenses are comprised of approximately $1.0 million related to employee termination benefits, including non-cash share-based compensation charges of approximately $200,000 related to acceleration of unvested equity awards, and a sublease loss of $140,000. The $1.1 million restructuring cost is expected to be recognized as approximately $670,000 of research and development expense and $450,000 of general and administrative expense.

The impacts of the cost reductions implemented during the first and third quarters of 2008 will reduce recurring operating expenses for the duration of 2008 and throughout 2009. The actions taken during the third quarter however, will result in operating expenses that are higher than those reflected during the preceding quarter due to charges associated with implementing the cost reduction plan. Operating expenses are expected to reflect the aggregate resulting impact of the current year cost reduction measurers during the fourth quarter of 2008 and throughout 2009.

We are currently conducting clinical trials using our proprietary Renova™ Cortical Stimulation System for the treatment of major depressive disorder. We have completed enrollment and are actively treating patients in our PROSPECT trial, which is our initial feasibility trial using cortical stimulation to treat major depressive disorder. In addition, we are continuing long-term follow up of patients in our SAHALE trial, our feasibility trial for tinnitus.

To date, we have not generated any revenue from the sale of cortical stimulation products, and we have incurred net losses in each year since our inception. The limited revenue we generated since inception reflects the commercial sale of an earlier product, which was sold to a third party in 2003. We expect our net losses to continue, though at reduced levels relative to recent losses, as we continue our clinical trial activities, our research and development efforts, and continue to operate as a publicly held company. To date, we have financed our operations primarily through public and private placements of equity securities.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as reported expenses during the reporting periods. We periodically evaluate our estimates, including, but not limited to those related to share-based compensation and clinical trial accruals. We base our estimates on historical experience and on other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Our critical accounting policies and estimates have not changed significantly from those policies and estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008.

On January 1, 2008, we adopted SFAS 157, which enhances existing guidance for defining fair value for measuring assets and liabilities. SFAS 157 provides a single definition of fair value, together with a measurement framework, and requires additional disclosure about the use of fair value to measure assets and liabilities. The definition of fair value and framework for measuring it outlined in SFAS 157 does not have a material impact on our existing valuation methodology or disclosed values. Pursuant to the provisions of SFAS 157, we disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. Our marketable cash equivalents and investment securities, classified as available for sale, are reported at fair value with changes in value recorded as a component of other comprehensive income. SFAS 157 establishes a fair value hierarchy that prioritizes valuation inputs based on the observable nature of those inputs. The SFAS 157 fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of our investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

Level 1 inputs	defined as quoted prices in active markets;

Level 2 inputs	generally include inputs with other observable qualities, such as quoted prices in active markets for similar assets or quoted prices for identical assets in inactive markets; and

Level 3 inputs	valuations based on unobservable inputs.

Management determines fair value of our investments with the assistance of our investment advisors and custodians who use industry accepted pricing services and financial models. The majority of our investments are valued using Level 2 valuation inputs. The valuations of investments using Level 2 inputs may differ from amounts realized by us in an actual transaction. We have the ability and intent to hold our investments to maturity and realize their stated par value. Therefore, we expect variations in valuations based on changing market conditions, methods used to determine valuations, and/or input assumptions to be temporary, as fair value will equal par value at maturity.

Financial Overview

Revenue

To date, we have not generated any revenue from the sale of cortical stimulation products, and we have incurred net losses in each year since our inception. The limited revenue we have generated since inception has been from the commercial sale of an earlier product, which was sold to a third party in 2003. We expect our net losses to continue, though at a reduced magnitude relative to recent losses, as we continue our clinical trial activities and our research and development efforts. To date, we have financed our operations primarily through public and private placements of equity securities.

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred to conduct clinical trials, engineering development costs associated with our Renova Cortical Stimulation System, and regulatory compliance activities. These costs include direct clinical trial costs, employee compensation, including share-based compensation, supplies and materials, consultant services, information technology support, travel, and facilities. We expense research and development costs during the period in which they are incurred. In accordance with EITF No. 07-3, nonrefundable advance payments related to future research and development activities are deferred and recognized as expense in the period that the related goods are delivered or services are performed. From our inception through June 30, 2008, we have incurred $91.6 million in research and development expenses.

We expect our research and development expenses to decrease in 2008, relative to prior periods, principally due to lower overall clinical trial and headcount costs as we have completed our EVEREST pivotal trial and anticipate lower overall patient enrollment activity in our ongoing clinical programs in 2008 as compared to 2007. We also expect to experience decreases in research and development costs associated with our revised strategic plan, which as of July 2008 will focus our research efforts on development of our cortical stimulation therapy for the treatment of depression

General and Administrative Expenses

Our general and administrative expenses include facilities expenses, and compensation, including stock compensation, for executive, finance, intellectual property, marketing and administrative personnel. Other significant expenses include professional fees for accounting and legal services, including legal services associated with our efforts to develop, acquire, and maintain protection for intellectual property related to our cortical stimulation system.

We expect our general and administrative expenses to decrease in 2008 due to a decrease in activity related to the commercialization and marketing efforts associated with our stroke motor recovery application, and overall lower personnel related costs as a result of our lower headcount related to our 2008 workforce reductions.

Results of Operations

Three-month Periods Ended June 30, 2008 and 2007

Research and Development Expenses

Research and development expenses were $2.8 million for the three-month period ended June 30, 2008, compared to $5.9 million for the three-month period ended June 30, 2007. The $3.1 million, or 53%, decrease was primarily due to a reduction in clinical trial costs of $2.3 million and consulting related costs of $210,000, both due to the completion of the EVEREST clinical trial enrollment in 2007. Additional decreases include a $210,000 reduction in allocated IT support services, a decrease of $190,000 in compensation, benefits, and stock compensation due to lower headcount, and decreases in other development expenses of $190,000.

General and Administrative Expenses

General and administrative expenses were $2.0 million for the three-month period ended June 30, 2008, compared to $2.4 million for the three-month period ended June 30, 2007. The $400,000, or 17%, decrease was primarily due to a reduction of $460,000 for intellectual property expenses and a $160,000 decrease in compensation, benefits, and stock compensation associated with a decrease in headcount. Offsetting increases include $160,000 of increased corporate legal costs and $60,000 of net increases in other administrative expenses.

Interest Income, Net

Interest income, net, was $660,000 for the three-month period ended June 30, 2008, compared to $1.3 million for the three-month period ended June 30, 2007. The decrease of $640,000, or 49%, reflects reduced interest earned on our cash and investments attributable primarily to lower average balances of our investment securities and decreasing interest rates stemming from general market conditions.

Six-month Periods Ended June 30, 2008 and 2007

Research and Development Expenses

Research and development expenses were $6.8 million for the six-month period ended June 30, 2008, compared to $11.5 million for the six-month period ended June 30, 2007. The decrease of $4.7 million, or 41%, was primarily due to a reduction in clinical trial costs of $4.6 million, consulting related costs of $350,000, and other development expenses of $280,000, due to the completion of the EVEREST clinical trial enrollment in 2007. These amounts were offset by a net increase of $530,000 for compensation, benefits, and stock compensation, primarily related to termination benefits resulting from our February 2008 reduction in force.

General and Administrative Expenses

General and administrative expenses were $4.3 million for the six-month period ended June 30, 2008 compared to $4.8 million for the six-month period ended June 30, 2007. The decrease of $500,000, or 10%, was due to a $420,000 reduction for intellectual property related expenses, decreases in consulting, marketing and recruiting expenses of $410,000, and net decreases of $70,000 in other administrative expenses due to reduced commercialization efforts. Offsetting increases include $250,000 in stock compensation, and $150,000 in corporate legal expenses.

Interest Income, Net

Interest income, net, was $1.6 million for the six-month period ended June 30, 2008, compared to $2.6 million for the six-month period ended June 30, 2007. The decrease of $1.0 million, or 38%, is attributable primarily to lower average balances of our investment securities and decreasing interest rates stemming from general market conditions.

Liquidity and Capital Resources

We have incurred losses since our inception in May 1999 and, as of June 30, 2008, we had a deficit accumulated during the development stage of $127.8 million. We have funded our operations to date from public and private placements of equity securities and stock option exercises, raising net proceeds of $192.8 million through June 30, 2008. As of June 30, 2008, we had $74.0 million in cash, cash equivalents, and investments.

Cash flow information is as follow, in millions:

	Six-month Period Ended June 30,
	2008	2007
Cash provided by (used in):
Operating activities	$(9.9)	$(12.2)
Investing activities	$17.2	$9.3
Financing activities	$0.1	$0.1

Net Cash Used in Operating Activities

Net cash used in operating activities was $9.9 million and $12.2 million for the six-month periods ended June 30, 2008 and 2007, respectively. The net cash used in these periods primarily reflects the net loss for those periods, partially offset by non-cash operating expenses including depreciation, amortization of premiums on investments, share-based compensation, and changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $17.2 million and $9.3 million for the six-month periods ended June 30, 2008 and 2007, respectively primarily reflecting the net of purchases and maturities of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was not material for the six-month periods ended June 30, 2008 or 2007.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any product based on our cortical stimulation technology and we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, conduct and complete clinical trials,and expand our clinical development.

We do not anticipate generating any product revenue unless and until we successfully obtain U.S. Food and Drug Administration, or FDA, approval for and begin selling, our Renova Cortical Stimulation System. Based on our current strategic plan, we believe that our cash, cash equivalents, investments, and related interest income will be sufficient to meet our anticipated cash requirements into 2012. If our available cash, cash equivalents, and investments are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or issue debt securities. The sale of additional equity securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We will require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research and development, which could materially harm our business.

Our forecasts regarding our financial resources and the costs to complete development of products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

As of June 30, 2008, we did not have any off-balance sheet financing arrangements.

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

Our investment strategy is governed by a cash and investment policy that strives to preserve capital and is reviewed with our Board of Directors periodically. The provisions of our cash and investment policy as of June 30, 2008 include, among others:

•	all investments must be rated as investment grade by a recognized rating agency;

•	investment securities from a single issuer that are not guaranteed by the good faith and credit of the United States government are limited to 5%;

•	expected maturity is limited to 36 months and the average maturity of the portfolio is limited to 18 months; and

•	derivatives, synthetics or similar instruments and instruments accounted for off balance sheet are specifically prohibited without prior authorization from the Board of Directors.

Consistent with general market conditions, our investment portfolio is subject to credit and interest rate risks with the investment securities held. We manage our investments pursuant to provisions of our cash and investment policy in an effort to minimize exposures to credit quality, changes in credit quality, and individual security positions. Since our portfolio is comprised of income-generating securities yielding returns based on stated interest rates, as interest rates change our portfolio value may change materially and future rates of return may diminish as interest rates decline. We do not use derivative or other instruments to hedge our risks associated with changes in interest rates.

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

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: Other Information

Item 1.	Legal Proceedings

In July 2008, a putative class action complaint was filed against our Board of Directors, or the Board, in the King County Washington Superior Court. The lawsuit was filed by one of our alleged shareholders, on behalf of himself and all others similarly situated. The complaint alleges, among other things, that the Board breached its fiduciary duties to shareholders in connection with two allegedly proposed acquisition offers. The complaint seeks, among other things, injunctive relief and attorneys’ fees and costs, but does not seek direct monetary damages from us. Both we and the Board believe that the allegations in the complaint are without merit and we intend to vigorously defend the matter.

Item 1A.	Risk Factors

The following important factors, among others, could cause our stock price to fall and our financial condition and operating results to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time.

Risks Related to Our Business and Industry

Our success as a company depends on the success of our RenovaTM Cortical Stimulation System for the treatment of major depressive disorder. If we are unable to commercialize our Renova Cortical Stimulation System for any reason, including but not limited to the following factors, our ability to generate revenue will be significantly harmed and our stock price will likely decline.

Since June 2003 we have invested substantially all of our financial resources and our research and product development efforts in our Renova Cortical Stimulation System. We do not anticipate generating any revenue for several years and may never become profitable. We are focusing substantially all of our workforce, clinical and research efforts, and financial assets on the continued development of a therapy for major depressive disorder. The commercial success of our Renova Cortical Stimulation System depends upon:

•	completing our ongoing clinical trials and successfully demonstrating the safety and efficacy of our system for the treatment of major depressive disorder;

•	completing a future trials including a pivotal trial that successfully demonstrates the safety and efficacy of our system for the treatment of major depressive disorder; indication;

•	obtaining FDA approval to market our Renova Cortical Stimulation System in the U.S.;

•	manufacturing our system in commercial quantities;

•	the commercial launch and market acceptance of our system; and

•	obtaining levels of reimbursement by governmental and other third party payors, such as the Medicare and Medicaid programs and private healthcare insurers.

If we do not achieve each of these objectives, we may be unable to commercialize our Renova Cortical Stimulation System or generate any revenue, which would materially and adversely affect our financial position, operating results, and stock price and could force us to cease operations.

We have incurred losses since inception and anticipate that we will continue to incur increasing losses for the foreseeable future.

We are a development stage company with a limited operating history and no revenue. We have incurred losses in each year since our formation in 1999. We currently do not have, and do not expect to have for several years, any products approved for commercialization or any source of revenue. We have been engaged in research and development since our inception and have invested substantially all of our time and resources in developing our Renova Cortical Stimulation System. Development of a new medical device, including conducting clinical trials and seeking regulatory approvals, is a long, expensive, and uncertain process. We expect to continue incurring significant operating losses for at least the next several years. These losses, among other things, have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

We expect to incur significant clinical and regulatory expenses in connection with our ongoing clinical trials and trials that we may initiate in the future. We also expect our product development expenses to continue in connection with our ongoing and future depression-related product development initiatives. In addition, if the FDA approves our Renova Cortical Stimulation System for the treatment of major depressive disorder, we expect to incur significant corporate infrastructure and sales and marketing expenses, prior to recording sufficient revenue to offset these expenses. If we are unable to successfully develop, receive regulatory approval for, and commercialize, our Renova Cortical Stimulation System, we may never generate revenue or be profitable and we may have to cease operations. Because of the numerous risks and uncertainties associated with developing new medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

Our Renova Cortical Stimulation System is based on novel technology.

We are subject to the risks of failure inherent in the development of products based on new technologies. The use of our Renova Cortical Stimulation System to treat neurological diseases and disorders, including major depressive disorder, is a novel application of neurostimulation therapy that has not previously been investigated to any meaningful extent. The novel nature of our treatment results in significant technical, scientific, and regulatory challenges related to product development and system optimization, government regulation, third-party reimbursement, and market acceptance. Accordingly, while we believe there would be a commercial market for an FDA-approved cortical stimulation device, there can be no assurance that our Renova Cortical Stimulation System will become a viable commercial alternative to other therapies, including those based on electrical stimulation of other parts of the brain or nervous system. These challenges may prevent us from developing and commercializing our Renova Cortical Stimulation System on a timely and profitable basis, or at all.

We will need substantial additional funding and may not be able to raise capital when needed, which would force us to delay, reduce or eliminate our product development efforts.

Until the time, if ever, when we can generate a sufficient amount of product revenue, we expect to finance our future cash needs through public or private equity offerings, debt financings, corporate collaboration, or licensing arrangements, as well as through income earned on cash and investment balances.

Additional capital may not be available when needed on terms favorable to us, if at all. If we raise additional funds by issuing equity securities, our shareholders will experience dilution. Debt financing, if available, would likely involve restrictive covenants or additional security interests in our assets. Any additional debt or equity financing may contain terms that are not favorable to our shareholders or us. If we raise additional funds through collaboration or licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to delay, reduce the scope of, or eliminate some or all of, our development programs, or liquidate some or all of our assets.

Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress, and cost of our clinical trials;

•	clinical trial results;

•	costs of ongoing research and development related to depression;

•	the costs and timing of regulatory approvals;

•	the working capital required for general and administrative expenses;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and potential commercial supplies of our Renova Cortical Stimulation System and any other products that we may develop;

•	the rate of market acceptance of our device;

•	the effect of competing products and market developments;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third party patent or other intellectual property rights or enforcing our patent and other intellectual property rights;

•	the cost of defending other litigation or disputes with third parties; and

•	the extent to which we acquire or invest in businesses, products, and technologies.

If we are unable to complete, or experience delays in completing, our clinical trials, or if our clinical trial results are insufficient in meeting clinical or regulatory objectives, our ability to commercialize our Renova Cortical Stimulation System and our financial position will be impaired.

Conducting clinical trials is a long, expensive, complex, and uncertain process. Conducting clinical trials involves screening, assessing, testing, treating, and monitoring patients at clinical sites, coordinating with patients and clinical institutions as well as with neurologists, neurosurgeons, psychiatrists, radiologists, and other medical specialists. As a result, we may experience obstacles in completing our clinical trials, or they could be delayed or cancelled for several reasons, including:

•	patients may not enroll, randomize, or complete the clinical trials at the rate we expect;

•	patient attrition rates may significantly exceed our expected attrition rates;

•

patients may experience serious device or procedure-related adverse events, causing us, a clinical site Institutional Review Board, the study Data and Safety Monitoring Board, the FDA, or other regulatory authorities to place the clinical trial on hold;

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

In addition, unanticipated adverse device effects during our clinical trials could cause us to repeat or terminate a trial. If our clinical trials are delayed, it will take longer to commercialize related products and achieve revenue. In addition, our research and development costs will likely increase if we experience material delays in our clinical trials or if we need to perform more or larger clinical trials than planned.

The use of our Renova Cortical Stimulation System for treatment of major depressive disorder will likely require sustained delivery of electrical stimulation, which involves additional risks.

The use of our cortical stimulation therapy system for the treatment of major depressive disorder will likely require a long-term implant and sustained delivery of electrical stimulation to the cortex. Long-term implants and sustained delivery of stimulation may involve additional challenges and risks, including the following:

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

We may choose to optimize the treatment of major depressive disorder with our cortical stimulation therapy system by implanting an electrode below the dura, the outermost membrane covering the brain, which involves additional risks.

To achieve the maximum benefit from our cortical stimulation therapy system, we believe that for the treatment of major depressive disorder, the electrode through which cortical stimulation is provided may require implant below the dura. In all of our completed and ongoing clinical trials, the electrode is or has been implanted on the dura. Implanting the electrode grid below the dura may involve additional risks, including the risk that any infections that might occur could be more serious than if the electrode were implanted on the dura, and a risk of a subdural hemorrhage. These additional risks may adversely affect the willingness of potential patients to participate in our clinical trials, and the safety profile of our products in these potential applications, which could make regulatory approval and market acceptance less likely.

Our evaluation of strategic alternatives may negatively impact business operations and our assets.

We have engaged an investment banker to assist us in evaluating strategic alternatives that may be available to us to enhance shareholder value. These alternatives could include a strategic partnership, a sale of the company or a licensing transaction, among others. There are various uncertainties and risks relating to our exploration of strategic alternatives, including:

•	exploration of strategic alternatives is expensive and may distract management and disrupt operations, which could have a material adverse effect on our operating results;

•	we may not be able to successfully achieve the desired benefits of any strategic alternative undertaken by us; and

•	uncertainties as to our future direction may result in increased difficulties in recruiting and retaining employees.

There can be no assurance that we will identify any attractive strategic opportunities, or that if we identify one, that we will elect or be able to consummate a transaction on favorable terms. If the exploration of strategic alternatives does result in a transaction, we are unable to predict what the market prices of our common stock would be after the announcement of such a transaction. In addition, the market price of our stock could be highly volatile as we explore strategic alternatives and may be more volatile if and when a transaction is announced, or we announce that a strategic alternative is not being pursued, or we announce that we are no longer exploring strategic alternatives.

We may be unable to retain management and other personnel we need to succeed.

Our success depends substantially on the services of our senior management and other key employees, particularly following our February 2008 and July 2008 reductions in force. The remaining management and employees are primarily focused on the development of our Renova Cortical Stimulation System for the treatment of major depressive disorder, and the loss of the services of one or more of these employees could have a material adverse effect on our business.

The medical device and pharmaceutical industries are highly competitive and subject to rapid technological change. Products that are safer or more effective than our products for the treatment of depression may exist or be developed which could reduce or eliminate our commercial opportunities.

The medical device and pharmaceutical industries are highly competitive and subject to rapid technological change. In particular, the neuromodulation industry in which we operate has grown significantly in recent years, and is expected to continue to expand as technology continues to evolve and awareness of neuromodulation as an effective or potential therapy expands. We face potential competition from other neuromodulation technologies, off-label use of current technologies, and currently available, non-invasive therapies that are medically accepted for treating large populations of patients affected by neurological diseases and disorders for which reimbursement levels are already or may be established. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly if they pursue competing solutions through collaborative arrangements with large and established companies. Our competitors may:

•	develop and patent processes or products earlier than us;

•	obtain regulatory approvals for competing products more rapidly than us; or

•	develop more effective, safer, less-invasive, or less-expensive products or technologies.

The field of human therapeutics is characterized by large public and private investment in existing and new technologies, constant evolution, and occasional breakthrough products that revolutionize treatment of a particular disease or disorder. It is possible that, even if we successfully commercialize a product, subsequent or existing pharmaceutical or medical device breakthroughs would render our product non-competitive or obsolete.

We may not secure regulatory approval for our Renova Cortical Stimulation System, even if we believe our clinical trial results demonstrate the efficacy of our cortical stimulation therapy.

We cannot market our products in the United States unless the FDA has approved, or cleared them. Even if we submit an application to the FDA with clinical data that we believe justifies marketing approval for the Renova Cortical Stimulation System, the FDA may not approve our submission, or may request additional information, including data from additional clinical trials. The FDA may also approve our system for very limited purposes with many restrictions on its use, may delay approval, or ultimately may not grant marketing approval for our system. Because our system represents a novel way to treat neurological diseases and disorders such as depression and there are large populations of patients who might be eligible for treatment, it is possible that the FDA and other regulatory bodies will review an application for approval of our Renova Cortical Stimulation System with greater scrutiny, thereby causing the regulatory review process to be lengthier and more involved than that for products without such characteristics. There can be no assurance that the FDA will approve our Renova Cortical Stimulation System for the treatment of any indication, even if the clinical trial data meets or exceeds our anticipated levels of safety and efficacy.

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

Market acceptance of our Renova Cortical Stimulation System for the treatment of major depressive disorder will depend on successfully communicating the benefits of our cortical stimulation therapy to each of the different constituencies involved in deciding whether to treat a particular patient using cortical stimulation therapy, including:

•	the patients and their families;

•	the various healthcare providers, and other specialists who treat patients who suffer from depression;

•	institutions such as hospitals as well as opinion leaders in these institutions; and

•	third party payors, such as private healthcare insurers, Medicaid or Medicare, which would ultimately bear most of the costs for the various providers and medical devices involved in the procedures.

Marketing to each of these constituencies requires a different approach, and we must convince each of these groups of the efficacy and utility of using our Renova Cortical Stimulation System to treat major depressive disorder to be successful. Our ability to market our system successfully to each of these constituencies will depend on a number of factors, including:

•	the perceived effectiveness and long-term results of our therapy;

•	the level of education and awareness concerning our therapy among physicians and potential patients and their families;

•	acceptance of the measures used to assess the efficacy of our therapy;

•	the price of our system and the associated costs of the surgical procedure and treatment;

•	the availability of sufficient third party coverage or reimbursement;

•	the frequency and severity of any side effects;

•	the willingness of patients to undergo surgery; and

•	the viability and perceived advantages and disadvantages of alternative treatments.

If our cortical stimulation therapy does not achieve an adequate level of acceptance by the relevant constituencies, we may not generate significant product revenue and may not become profitable.

We depend on a limited number of manufacturers and single source suppliers of various key components for our Renova Cortical Stimulation System. The loss of any of these manufacturer or supplier relationships could delay our clinical trials of our Renova Cortical Stimulation System.

We rely primarily on third parties to manufacture our Renova Cortical Stimulation System and to supply us with all of the key components of our system, including our implantable pulse generators, or IPGs, cortical stimulation leads and handheld programmers. We have entered into multi-year agreements with our manufacturers and primary suppliers that generally require us to fulfill all of our manufacturing needs and purchase all of our worldwide requirements for components from these parties. These agreements expire during 2010. There is no overlap among these suppliers, insofar as we obtain each of our components from a single supplier. There are a limited number of alternative suppliers that are capable of manufacturing the components of our system, and the terms of our agreements significantly limit our ability to work with other suppliers to ensure backup sources of our components. If any of our existing suppliers were unable or unwilling to meet our demand for product components, or if the components or finished products that they supply do not meet quality and other specifications, our clinical trials could be delayed and the development of our Renova Cortical Stimulation System could be delayed or prevented.

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

Our business exposes us to a risk of product liability claims that is inherent in the testing, manufacturing, and marketing of medical devices. We may be subject to product liability claims if our Renova Cortical Stimulation System, causes, or appears to have caused, an injury. We have a product liability insurance policy, which covers the use of our products in our clinical trials, of which the amount we believe is appropriate. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost and on acceptable terms for an adequate coverage amount or otherwise to protect against potential product liability claims, we could be exposed to significant liabilities, which may harm our business. A product liability claim, recall, or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers. We may be subject to product liability claims even if it appears that the claimed injury is due to the actions of others. For example, we rely on the expertise of surgeons, other physicians, and other medical personnel to perform the medical procedures to implant and remove our Renova Cortical Stimulation System and participate in other facets of our therapies. If these medical personnel are not properly trained or are negligent, the therapeutic effect of our system may be diminished or the patient may suffer critical injury, which may subject us to liability. In addition, an injury that is caused by the negligence of one of our suppliers could be the basis for a claim against us.

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

From time to time, we estimate and publicly announce expectations for future financial results and the anticipated timing of the accomplishment of various clinical, regulatory and product development goals. These statements, which are forward-looking statements, include but are not limited to our estimates regarding cash use, projected cashflow and other financial forecasts, operating losses, patient enrollment in our clinical trials, when we expect to complete our clinical trials, when trial data will be publicly disclosed, when we expect to obtain FDA approval for or begin to receive revenue from any of our products, or the results of our strategic alternatives analysis. These estimates are, and must necessarily be, based on a variety of assumptions. The timing of the actual achievement of these milestones may vary dramatically compared to our estimates, in some cases for reasons beyond our control. Our failure to meet any publicly-announced goals may be perceived negatively by the public markets, and, as a result, our stock price may decline.

Risks Related to Intellectual Property

If we are unable to obtain or maintain intellectual property rights relating to our technology and cortical stimulation therapy system, the commercial value of our technology and any future products will be adversely affected and our competitive position will be harmed.

Our success depends in part on our ability to obtain protection in the United States and other countries for our cortical stimulation therapy system and processes by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. While we hold a number of patents in the neurostimulation field, several other companies also hold patents in the field. In particular, there are several patents and patent applications that address neurostimulation for the treatment of depression. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us any competitive advantage. Even if issued, existing or future patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in patent laws, patent rules, or their interpretations in the United States and other countries could also diminish the value of our intellectual property or narrow the scope of our patent protection. In addition, the availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by those patents, is often difficult to predict and vary significantly from country to country. We, our licensors, or our licensees may choose not to seek, or may be unable to obtain, patent protection in a country that could potentially be an important market for our Renova Cortical Stimulation System. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In order to preserve and enforce our patent and other intellectual property rights, we may need to make claims or file lawsuits against third parties. This can entail significant costs to us and divert our management’s attention from developing and commercializing our products.

If we infringe or are alleged to infringe the intellectual property rights of third parties, our business could be adversely affected.

Our cortical stimulation therapy may infringe or be claimed to infringe patents that we do not own or license, including patents that may issue in the future based on patent applications of which we are currently aware, as well as applications of which we are unaware. We are aware of other companies that are investigating neurostimulation, including deep brain stimulation, vagus nerve stimulation, and rTMS, as well as cortical stimulation, and of certain patents and published patent applications held by companies in those fields that may limit our ability to secure patent protection for certain of our technologies. While the applicability of such patents and patent applications to our products and technologies and validity of these patents and patent applications are uncertain, third parties who own or control these patents and patent applications in the United States and abroad, could bring claims against us that could cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages and would divert management’s attention. As the number of competitors in the market for the treatment of neurological diseases and disorders, specifically with neurostimulation treatment grows, the possibility of inadvertent patent infringement by us or a patent infringement claim against us increases. Further, if a patent infringement suit were brought against us, we could be forced to delay or abandon commercialization of the product that is the subject of the suit.

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

Our stock price has been volatile and is likely to continue to be volatile. The stock market in general and the market for small healthcare companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common stock may be influenced by many factors, including:

•	results of our clinical trials;

•	delays in enrolling or conducting our ongoing clinical trials, or other developments concerning ongoing clinical trials;

•	shareholder or third party speculation concerning our strategic alternatives and investors’ perceptions of us;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	introduction of competing products;

•	litigation or other disputes with third parties;

•	departure of key personnel;

•	sales or anticipated sales of our common stock;

•	changes in the structure of healthcare payment systems; and

•	general economic, industry and market conditions.

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

While no securities class action claims have been brought against us directly, our Board of Directors are currently the subject of a putative class action complaint and it is possible that additional lawsuits could be filed based on such stock price decline naming our company, directors, and officers. See Part II, Item 1 “Legal Proceedings” for more information on the specific claim of action against our Directors.

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

In addition, the Washington Business Corporation Act generally prevents us from engaging in any business combination with certain persons who acquire 10% or more of our voting securities without the prior approval of our Board of Directors for a period of five years following the date such person acquires the shares, or without obtaining approval from our Board of Directors and holders of at least two-thirds of our common stock. We cannot “opt out” of this statute. These provisions may deprive investors of the opportunity to sell their shares to potential acquirors at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

In addition, our Board of Directors adopted a rights plan, pursuant to which the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of our common stock. The purchase rights have certain anti-takeover effects. Under certain circumstances the purchase rights could cause substantial dilution to a person or group who attempts to acquire us on terms not approved by our Board of Directors. Although the purchase rights should not interfere with an acquisition of us that is approved by the Board of Directors or our shareholders, as described above, the purchase rights may have the effect of delaying or deterring an acquisition of us.

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

We received net proceeds of $112.0 million from the offering and, as of June 30, 2008, $74.0 million remains invested in money market accounts and investment securities. We have used $38.0 million:

•	for direct costs to conduct and complete our clinical trials;

•	to continue the development of our Renova System;

•	to continue the development of our cortical stimulation system therapy for applications, including depression and other clinical trials and research programs; and

•	working capital and other general corporate purposes.

The amounts we actually expend in these areas may vary significantly from our expectations and will depend on a number of factors, including actual results of our clinical trials, operating costs, capital expenditures and any expenses related to defending claims of intellectual property infringement.

Item 5.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on June 5, 2008, the shareholders of Northstar Neuroscience, Inc. elected John S. Bowers Jr. to our Board of Directors as a class I Director and elected Robert E. McNamara and Dale A. Spencer to our Board of Directors as class II Directors. The following table sets forth the voting results for each Director:

Proposals	Votes For	Votes Against	Votes Withheld/ Abstained	Broken Non-voted
Election of Directors
John S. Bowers Jr.	20,109,785	N/A	896,975	N/A
Robert E. McNamara	19,744,909	N/A	1,261,851	N/A
Dale A. Spencer	19,739,825	N/A	1,266,935	N/A

After the meeting, our Board of Directors consisted of Alan J. Levy, Susan K. Barnes, John S. Bowers Jr., Michael D. Ellwein, Albert J. Graf, Robert E. McNamara, Dale A. Spencer, and Carol D. Winslow. Wende S. Hutton did not stand for reelection and as of June 5, 2008 is no longer a member of the Board.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Articles of Amendment, classifying and designating the Series A Preferred Stock	8-A	001-34078	5/23/2008	3.1

4.1	Rights Agreement, dated as of May 21, 2008, between Northstar Neuroscience, Inc. and Registrar and Transfer Company, as Rights Agent (including as Exhibit A the form of Articles of Amendment, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)	8-A	001-34078	5/23/2008	4.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHSTAR NEUROSCIENCE, INC.

Dated: August 5, 2008	/s/ Raymond N. Calvert
Raymond N. Calvert
Vice President, Finance, Chief Financial Officer, and Secretary