Form 10-Q
period 2008-09-30
Northstar Neuroscience, Inc.
filed 2008-11-07
CIK 1351509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 26,144,900 shares of Common Stock, $0.001 par value per share, outstanding as of October 24, 2008.

NORTHSTAR NEUROSCIENCE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3

	Statements of Operations for the three- and nine-month periods ended September 30, 2008 and 2007 and period from inception (May 18, 1999) to September 30, 2008 (unaudited)	4

	Statements of Cash Flows for the nine-month periods ended September 30, 2008 and 2007 and period from inception (May 18, 1999) to September 30, 2008 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION		13

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits	20

Signatures		21

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,602	$10,212
Investments, short-term	60,675	66,043
Other current assets	1,017	1,017

Total current assets	69,294	77,272
Investments, long-term	2,012	7,195
Property and equipment, net	823	949
Other assets	93	93

Total assets	$72,222	$85,509

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,079	$719
Accrued liabilities	2,259	2,939
Other current liabilities	176	99

Total current liabilities	3,514	3,757
Other long-term liabilities	365	502
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 26,144,900 and 25,884,871 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	26	26
Additional paid-in capital	200,486	199,393
Deferred share-based compensation	—	(52)
Deficit accumulated during the development stage	(132,154)	(118,258)
Accumulated other comprehensive (loss) income	(15)	141

Total shareholders’ equity	68,343	81,250

Total liabilities and shareholders’ equity	$72,222	$85,509

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,		Period from Inception (May 18, 1999) to September 30, 2008
	2008	2007	2008	2007
Revenue	$—	$—	$—	$—	$463
Cost of goods sold	—	—	—	—	956

Gross margin	—	—	—	—	(493)
Operating expenses:
Research and development	2,933	4,440	9,728	15,899	94,491
General and administrative	1,862	2,200	6,206	6,957	52,213

Total operating expenses	4,795	6,640	15,934	22,856	146,704

Operating loss	(4,795)	(6,640)	(15,934)	(22,856)	(147,197)
Interest income, net	453	1,219	2,038	3,860	13,211
Other income	—	—	—	—	1,832

Net loss	(4,342)	(5,421)	(13,896)	(18,996)	(132,154)
Preferred stock accretion	—	—	—	—	(21,406)

Net loss applicable to common shareholders	$(4,342)	$(5,421)	$(13,896)	$(18,996)	$(153,560)

Basic and diluted net loss per share applicable to common shareholders	$(0.17)	$(0.21)	$(0.54)	$(0.74)

Shares used in computation of basic and diluted net loss per share applicable to common shareholders	25,955,901	25,863,526	25,924,690	25,827,236

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine-month Period Ended September 30,		Period from Inception (May 18, 1999) to September 30, 2008
	2008	2007
Operating activities
Net loss	$(13,896)	$(18,996)	$(132,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	251	193	2,335
Share-based compensation	1,060	1,610	6,284
Amortization of securities discount	(621)	(1,726)	(1,819)
Realized loss on investments	92	—	92
Other non-cash items	(10)	—	(1,683)
Changes in operating assets and liabilities:
Other assets	—	(224)	(1,110)
Liabilities	(380)	763	2,977

Net cash used in operating activities	(13,504)	(18,380)	(125,078)
Investing activities
Purchases of property and equipment	(125)	(316)	(3,800)
Proceeds from sale of assets	—	—	4,750
Purchases of investment securities	(82,875)	(103,306)	(487,707)
Sales of investment securities	7,169	—	7,169
Maturities of investment securities	86,640	120,110	419,574

Net cash provided by (used in) investing activities	10,809	16,488	(60,014)
Financing activities
Proceeds from initial public offering, net of offering costs	—	—	111,979
Proceeds from sale of redeemable convertible preferred stock, net of offering costs	—	—	79,790
Proceeds from exercise of stock options, net of common stock repurchases	85	96	1,060
Proceeds from issuance of debt, net of offering costs	—	—	5,811
Proceeds from issuance of warrants	—	—	1,090
Principal payments on debt and capital lease obligations	—	—	(7,036)

Net cash provided by financing activities	85	96	192,694

Net (decrease) increase in cash and cash equivalents	(2,610)	(1,796)	7,602
Cash and cash equivalents at beginning of period	10,212	7,853	—

Cash and cash equivalents at end of period	$7,602	$6,057	$7,602

Supplemental schedule of non-cash activities
Deferred share-based compensation	$(45)	$(91)	$1,239

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

1.	Nature of the Business

Northstar Neuroscience, Inc. is a development stage medical device company headquartered in Seattle, Washington, focused on developing innovative neuromodulation therapies to restore function and quality of life for people suffering from depression. We incorporated in the State of Washington on May 18, 1999 and have devoted substantially all of our resources to development and commercialization of medical technologies utilizing electrical stimulation to treat neurological diseases and disorders.

We continue to report as a development stage company, since planned principal operations have not commenced. We operate in a single segment and management uses one measure of financial performance and does not segment its business for internal reporting.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited balance sheets, statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results of operations have been included. Operating results for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period. These financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2007 has been derived from the audited financial statements as of that date, but is not accompanied by all disclosures required by GAAP.

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

Presentation

Certain prior period amounts have been presented to conform to our current financial statement presentation. Specifically, on the statements of operations and cash flows, amounts presented under the caption “since inception” for which there was no activity in the current or prior year were reclassified. These presentation changes did not impact the net cash flows, net loss, or total assets, liabilities, or shareholders’ equity.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted the provisions of the Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. In accordance with EITF 07-3, nonrefundable contractual prepayments related to future R&D activities are deferred and recognized as an expense in the period that the related goods are delivered or services are performed. Our adoption of this standard has not had a material impact on our financial statements.

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS 157, which enhances existing guidance for defining fair value to measure assets and liabilities. SFAS 157 provides a single definition of fair value, together with a measurement framework, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy based on the objective nature of the valuation inputs. Our adoption of this standard resulted in additional disclosure, but has not had a material impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits companies to choose to measure financial instruments and certain other items at fair value. SFAS 159 was effective as of January 1, 2008. We did not elect to apply the fair value option to any of our outstanding instruments; therefore, there was no impact on our financial statements.

3.	Investments

We classify our cash equivalents and investment securities as available for sale and report them at fair value with temporary changes in value recorded as a component of other comprehensive income. Unrealized losses on the investment securities held at September 30, 2008 are primarily attributable to changes in interest rates and are considered to be temporary in nature. Declines in fair value are assessed each reporting period for each individual security, with other-than-temporary declines recorded as expense as a component of interest income, net. We recorded realized losses during the quarter of $92,000 as a result of other-than-temporary declines in value on two securities for which selling was initiated during the period but settled shortly after period-end. In evaluating whether declines in fair value are other-than-temporary, we consider all available evidence, including market declines subsequent to the period-end.

As of September 30, 2008 our cash equivalents and investment securities consisted of money market funds, government and government agency debt, domestic corporate debt and asset-backed securities. Amounts are recorded at fair value. The following table summarizes, by major security type, the values of our cash equivalents and investment securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Realized Losses	Total at Fair Value
Money market funds	$5,605	$—	$—	$—	$5,605
Government and agency debt	37,622	3	(41)	—	37,584
Domestic corporate debt	23,659	75	(52)	(76)	23,606
Asset-backed securities	3,510	—	—	(16)	3,494

	$70,396	$78	$(93)	$(92)	$70,289

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

Level 1 inputs	defined as quoted prices in active markets;

Level 2 inputs	generally include inputs with other observable qualities, such as quoted prices in active markets for similar assets or quoted prices for identical assets in inactive markets; and

Level 3 inputs	valuations based on unobservable inputs.

The following table summarizes our assets that were measured at fair value as of September 30, 2008 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Financial Assets at Fair Value September 30, 2008
Government and agency debt	$—	$37,584	$—	$37,584
Domestic corporate debt	—	23,606	—	23,606
Asset-backed securities	—	3,494	—	3,494

Total	$—	$64,684	$—	$64,684

Money market funds of $5.6 million are not included in our SFAS 157 level hierarchy disclosure.

4.	Share-based Compensation

As of September 30, 2008, we had one active share-based compensation plan, the 2006 Performance Incentive Plan, and one terminated plan, the 1999 Stock Option Plan. We recorded total share-based compensation expense for stock options and restricted stock awards, or RSAs, as follows (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2008	2007	2008	2007
Research and development	$4	$256	$392	$691
General and administrative	(87)	382	668	919

	$(83)	$638	$1,060	$1,610

Unrecognized share-based compensation expense as of September 30, 2008 totaled $3.2 million and will be recognized over the remaining vesting periods of the awards, which generally vest over one to four years.

Pursuant to SFAS 123(R), our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, and future forfeitures. Our future forfeiture provision is an estimate of the share-based awards expected to be cancelled prior to vesting. During the three-month period ended September 30, 2008 management increased the expected forfeiture rate based upon several factors including an assessment of our historical forfeiture experience and revisions to our business plans. The change in estimate of the forfeiture rate resulted in compensation cost decreases of $230,000 in research and development and $535,000 in general and administrative during the three-month period ended September 30, 2008.

We estimated the fair value of stock options using the Black-Scholes option-pricing model using the following assumptions:

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.3%	4.7%	2.5-3.3%	4.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected/contractual term (in years)	5.0-9.5	5.0-9.0	5.0-9.8	5.0-9.5
Volatility	40%	40%	40%	40%

A summary of our stock option activity and related information for the nine-month period ended September 30, 2008 is as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2007	2,544,237	$8.13
Granted at fair value	2,384,500	1.75
Exercised	(78,510)	1.08
Cancelled	(853,265)	6.03

Outstanding at September 30, 2008	3,996,962	$4.90

Outstanding options vested and exercisable, but not subject to repurchase at September 30, 2008	1,595,018	$5.86
Intrinsic value of in-the-money outstanding options	$408,000
Intrinsic value of in-the-money outstanding options vested and exercisable	$406,000
Weighted-average fair value of options granted during the period	$0.77

The total intrinsic values of options exercised, determined as of the date of exercise, during the three- and nine-month periods ended September 30, 2008 were $11,000 and $47,000, respectively.

To date, we have issued 211,000 RSAs which vest through 2010. We estimated the fair value of RSAs based on the closing price of our common stock on the date of grant.

The following table summarizes our RSA activity for the nine-month period ended September 30, 2008:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2007	—	$—
Granted	211,000	1.71
Vested	(4,119)	1.72
Forfeited	(29,481)	1.72

Outstanding at September 30, 2008	177,400	$1.70

5.	Shareholder Rights Agreement

In May 2008, our Board of Directors, or the Board, adopted a Shareholder Rights Agreement and amended our Articles of Incorporation to designate 50,000 shares of our authorized preferred stock shares as Series A Preferred Stock, or Series A, $0.001 par value per share. Under the Shareholder Rights Agreement, the Board declared a dividend of one purchase right, or Right, to purchase one one-thousandth of a share of our Series A for each outstanding share of our Common Stock. Subject to the provisions of the Shareholder Rights Agreement, the Rights have an exercise price of $12.18 per Right and provide the holders with the right to purchase shares of our Series A, in the event a person or group acquires beneficial ownership of 15% or more of our Common Stock.

No shares of Series A are issued or outstanding at September 30, 2008. Series A, when and if issued, will be nonredeemable and junior to any other series of preferred stock we may issue and have certain preferential rights in comparison to our Common Stock including: a preferential cumulative quarterly dividend in an amount equal to 1,000 times the dividend declared on each share of Common Stock, liquidation and merger related rights equal to 1,000 times the aggregate amount to be distributed per share of Common Stock, and preferential voting rights equal to 1,000 votes, in each case per full share of Series A. The rights of the Series A as to dividends, liquidation and voting, and in the event of mergers and consolidations, are protected by customary anti-dilution provisions.

6.	Loss Per Common Share

Basic net loss per share applicable to common shareholders is calculated by dividing the net loss applicable to common shareholders by the weighted-average number of unrestricted common shares outstanding for the period, without consideration of common stock equivalents. Diluted net loss per share applicable to common shareholders is computed by dividing the net loss applicable to common shareholders by the weighted-average common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method and the as-if-converted method. For purposes of this calculation, stock options and warrants are considered to be common stock equivalents and are excluded from the calculation of diluted net loss per share, as their effect is antidilutive.

The following table presents the computation of basic and diluted net loss per share applicable to common shareholders (in thousands, except share and per share data):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2008	2007	2008	2007
Numerator:
Net loss applicable to common shareholders	$(4,342)	$(5,421)	$(13,896)	$(18,996)

Denominator:
Weighted-average shares used in computation of basic and diluted net loss applicable to common shareholders	25,955,901	25,863,526	25,924,690	25,827,236

Basic and diluted net loss per share applicable to common shareholders	$(0.17)	$(0.21)	$(0.54)	$(0.74)

Antidilutive securities excluded from diluted net loss applicable to common shareholders:
Warrants, RSAs and options outstanding	4,245,641	2,569,476	4,245,641	2,569,476

7.	Restructuring

On January 22, 2008, we announced that our EVEREST pivotal trial failed to meet its primary endpoint. In response to the results of the EVEREST trial, on February 15, 2008, we implemented a cost reduction plan that included the elimination of costs associated with our planned commercial product launch, modifications to our clinical and development programs, and reduction of our workforce of permanent and contract personnel by approximately 32%, including 19 permanent employees. On July 31 2008, we revised our strategic plan to focus our research and development efforts exclusively on our depression therapy and in conjunction with this revised plan we announced further cost reduction efforts. These efforts included suspending our stroke research program, the elimination of an additional 20 permanent employees, and the sublease of approximately 40% of our headquarters facility.

In connection with our cost reduction efforts, we recorded restructuring costs in research and development and general and administrative expenses as follows (in thousands):

	Three-month Period Ended September 30, 2008			Nine-month Period Ended September 30, 2008
	R&D	G&A	Total	R&D	G&A	Total
Severance and benefits	466	225	691	1,026	367	1,393
Stock compensation associated with acceleration of unvested equity awards	84	85	169	179	85	264
Loss on sublease of headquarters facility	—	122	122	—	122	122

Total	550	432	982	1,205	574	1,779

Additionally, as a result of our third quarter reduction in force, we expect to incur additional charges of $134,000 related to termination benefits for employees who were impacted by our restructuring but had termination dates after September 30, 2008.

Continuation of medical benefits afforded to affected employees were primarily expensed at the time of each workforce reduction and a liability was established for future termination and benefit costs. The following table summarizes the 2008 termination and benefit costs liability activity, including payments of severance amounts accrued as of September 30, 2008 (in thousands):

Severance and benefit expenses for the three-month period ended March 31, 2008	$680
Adjustments to liability, net	—
Cash payments made for the three-month period ended March 31, 2008	(543)

Accrued severance liability as of March 31, 2008	137
Severance and benefit expenses for the three-month period ended June 30, 2008	—
Adjustments to liability, net	22
Cash payments made for the three-month period ended June 30, 2008	(44)

Accrued severance liability as June 30, 2008	115
Severance and benefit expenses for the three-month period ended September 30, 2008	699
Adjustments to liability, net	(8)
Cash payments made for the three-month period ended September 30, 2008	(312)

Accrued severance liability as September 30, 2008	$494

8.	Lease Agreements

During the quarter, we executed a 21-month sublease for a portion of our headquarters facility and recorded a loss of $122,000 equal to the difference between the sublease proceeds and the lease expense over the term of the sublease. The accrued loss is reduced monthly as rent is paid, and as of September 30, 2008 was $78,000. Total payments of $43,000 have been received under the sublease during 2008.

9.	Commitments and Contingencies

In July 2008, a putative class action complaint was filed against the Board in the King County Washington Superior Court. The lawsuit was filed by one of our alleged shareholders, on behalf of himself and all others similarly situated. The complaint alleges, among other things, that the Board breached its fiduciary duties to shareholders in connection with two alleged proposed acquisition offers. The complaint seeks, among other things, injunctive relief and attorneys’ fees and costs, but does not seek direct monetary damages from us. Both we and the Board believe that the allegations in the complaint are without merit and we intend to vigorously defend the matter.

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

We are a development stage medical device company focused on developing innovative neuromodulation therapies to restore function and quality of life for people suffering from depression. We incorporated in the State of Washington on May 18, 1999 and since inception we have devoted substantially all of our resources to the development and commercialization of medical technologies utilizing electrical stimulation to treat neurological diseases and disorders.

To date, we have not generated any revenue from the sale of cortical stimulation products, and we have incurred net losses in each year since our inception. The limited revenue we generated since inception reflects the commercial sale of an earlier product, which was divested in 2003. We expect our net losses to continue, though at reduced levels relative to recent losses, as we continue our clinical trial activities, our research and development efforts, and continue to operate as a publicly held company. To date, we have financed our operations primarily through public and private placements of equity securities.

In October 2008 we announced that the U.S. Food and Drug Administration, or FDA, granted conditional approval of our second clinical study of our Renova™ Cortical Stimulation System for the treatment of major depressive disorder, our PROSPECT II trial. With this approval, we expect to begin enrolling patients into our PROSPECT II study in the fourth quarter of 2008, with results anticipated during the second half of 2009. The PROSPECT II study is a sham-controlled study building on the positive safety profile and promising efficacy observed in our PROSPECT I feasibility trial. The trial will be conducted at up to six investigational sites and will include up to 24 patients.

We are currently conducting clinical trials using our proprietary Renova™ Cortical Stimulation System for the treatment of major depressive disorder. We have completed enrollment and are actively treating patients in our PROSPECT I trial, which is our initial feasibility trial using cortical stimulation to treat major depressive disorder. In addition, we are continuing long-term follow up of patients in our SAHALE trial, our feasibility trial for tinnitus.

In response to the January 2008 results of our EVEREST pivotal trial, during the first quarter of 2008 we implemented a cost reduction plan that included the elimination of recurring and planned costs associated with our expected submission of a premarket approval application to the FDA and related anticipated commercial launch of our cortical stimulation system for stroke motor recovery, as well as modifications to our clinical and development programs and a 32% reduction in our workforce. In July 2008, we further revised our strategic plan by focusing our research and development efforts on our cortical stimulation therapy system for the treatment of depression and suspended activities for our other indications. Our revised plan led to an additional workforce reduction, and sublease of a portion of our headquarters facility. Expenses associated with the workforce reductions and sublease total $982,000 and $1.8 million for the three- and nine-month periods ending September 30, 2008, respectively. The $1.8 million expensed to date includes approximately $1.7 million related to employee termination benefits, including non-cash share-based compensation charges of approximately $260,000 related to acceleration of unvested equity awards, and other non-cash restructuring costs of $120,000 related to losses incurred on the sublease loss of our headquarters facility. Expenses for the nine-month period ending September 30, 2008 reflect total incurred costs related to the cost reduction plan of $1.2 million in research and development and $570,000 in general and administrative expenses. Additionally, as a result of our third quarter reduction in force, we expect to incur further charges of $130,000 related to termination benefits for employees who were impacted by our restructuring but had termination dates after September 30, 2008.

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

Financial Overview

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred to conduct clinical trials, engineering development costs associated with our Renova Cortical Stimulation System, and regulatory compliance activities. These costs include direct clinical trial costs, employee compensation, including share-based compensation, supplies and materials, consultant services, information technology support, travel, and facilities. We expense research and development costs during the period in which they are incurred. In accordance with EITF No. 07-3, nonrefundable advance payments related to future research and development activities are deferred and recognized as expense in the period that the related goods are delivered or services are performed. From our inception through September 30, 2008, we have incurred $94.5 million in research and development expenses.

We expect our research and development expenses to decrease for the remainder of 2008, relative to prior periods, due to lower overall clinical trial costs as we have completed our EVEREST pivotal trial and anticipate lower overall patient enrollment activity in our ongoing clinical programs in 2008 as compared to 2007. We also expect to experience decreases in personnel-related costs and development costs associated with our revised strategic plan, which will focus our research efforts on development of our cortical stimulation therapy for the treatment of depression.

General and Administrative Expenses

Our general and administrative expenses primarily include compensation expenses, including share-based compensation, for executive, finance, intellectual property, and administrative personnel. Other significant expenses include facility costs and professional fees for accounting and legal services, including legal services associated with intellectual property.

We expect our general and administrative expenses to decrease for the remainder of 2008, relative to prior periods, due to the elimination of activity related to the commercialization and marketing efforts associated with our stroke motor recovery application, and overall lower personnel-related costs as a result of our lower headcount related to our 2008 workforce reductions.

Results of Operations

Three-month Periods Ended September 30, 2008 and 2007

Research and Development Expenses

Research and development expenses were $2.9 million for the three-month period ended September 30, 2008, compared to $4.4 million for the three-month period ended September 30, 2007. The decrease of $1.5 million, or 34%, was primarily due to a reduction in consulting costs of $420,000 and clinical trial costs of $380,000, both due to the completion of the EVEREST clinical trial enrollment in 2007. Additional decreases include a $380,000 reduction in product development expenses, a decrease of $250,000 in share-based compensation, and net decreases in other development expenses of $70,000.

General and Administrative Expenses

General and administrative expenses were $1.9 million for the three-month period ended September 30, 2008, compared to $2.2 million for the three-month period ended September 30, 2007. The decrease of $300,000, or 14%, was primarily due to decreases in share-based compensation expense of $470,000, and marketing-related expenses of $120,000. Increased corporate and intellectual property legal services of $250,000, and $40,000 of net increases in other administrative expenses, partially offset the decreases noted.

Interest Income, Net

Interest income, net, was $450,000 for the three-month period ended September 30, 2008, compared to $1.2 million for the three-month period ended September 30, 2007. The decrease of $750,000, or 63%, reflects reduced interest earned on cash and investments attributable primarily to lower average balances of our investment securities and decreased interest rates stemming from general market conditions. Interest income, net for the three-month period ended September 30, 2008 also included realized losses of $92,000 relating to other-than-temporary declines in the value of investment securities that were sold during the period and subsequently settled.

Nine-month Periods Ended September 30, 2008 and 2007

Research and Development Expenses

Research and development expenses were $9.7 million for the nine-month period ended September 30, 2008, compared to $15.9 million for the nine-month period ended September 30, 2007. The decrease of $6.2 million, or 39%, was primarily due to a reduction in clinical trial costs of $5.0 million, consulting related costs of $770,000, product development costs of $390,000, share-based compensation expense of $300,000, and net decreases in other development expenses of $380,000, due to the completion of the EVEREST clinical trial enrollment in 2007. These amounts were partially offset by a net increase of $640,000 for compensation and benefits primarily related to termination benefits resulting from our 2008 reductions in force.

General and Administrative Expenses

General and administrative expenses were $6.2 million for the nine-month period ended September 30, 2008 compared to $7.0 million for the nine-month period ended September 30, 2007. The decrease of $800,000, or 11%, was due to a $600,000 decrease in consulting, marketing and recruiting expenses, a $370,000 reduction for intellectual property related expenses, share-based compensation expense of $210,000 and net decreases of $110,000 in other administrative expenses due to reduced commercialization efforts. Increases of $150,000 for compensation and benefits primarily related to termination benefits resulting from our 2008 reductions in force as well as increases in corporate legal expenses of $350,000 partially offset the decreases noted.

Interest Income, Net

Interest income, net, was $2.0 million for the nine-month period ended September 30, 2008, compared to $3.9 million for the nine-month period ended September 30, 2007. The decrease of $1.9 million, or 49%, is attributable primarily to lower average balances of our investment securities and decreasing interest rates stemming from general market conditions. Interest income, net for the nine-month period ended September 30, 2008 also included realized losses of $92,000 relating to other-than-temporary declines in the value of investment securities that were sold during the period and subsequently settled.

Liquidity and Capital Resources

We have incurred losses since our inception in May 1999 and, as of September 30, 2008, we had a deficit accumulated during the development stage of $132.2 million. We have funded our operations to date from public and private placements of equity securities and stock option exercises, raising net proceeds of $192.8 million through September 30, 2008. As of September 30, 2008, we had $70.3 million in cash, cash equivalents, and investments.

Cash flow information for the nine-month period ended September 30, 2008 is as follows (in millions):

	2008	2007
Cash provided by (used in):
Operating activities	$(13.5)	$(18.4)
Investing activities	$10.8	$16.5
Financing activities	$0.1	$0.1

Net Cash Used in Operating Activities

Net cash used in operating activities was $13.5 million and $18.4 million for the nine-month periods ended September 30, 2008 and 2007, respectively. The net cash used in these periods primarily reflects the net loss for those periods, partially offset by non-cash operating expenses including depreciation, amortization of premiums on investments, share-based compensation, and changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $10.8 million and $16.5 million for the nine-month periods ended September 30, 2008 and 2007, respectively primarily reflecting the net of purchases and maturities of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was not material for the nine-month periods ended September 30, 2008 or 2007.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any product based on our cortical stimulation technology and we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, conduct and complete clinical trials, and expand our clinical development.

We do not anticipate generating any product revenue unless and until we successfully obtain FDA approval for and begin selling, our Renova Cortical Stimulation System. Based on our current strategic plan, we believe that our cash, cash equivalents, investments, and related interest income will be sufficient to meet our anticipated cash requirements into 2012. If our available cash, cash equivalents, and investments are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or issue debt securities. The sale of additional equity securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We will require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research and development, which could materially harm our business.

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

As of September 30, 2008, we did not have any off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates primarily due to our investment portfolio. We maintain an investment portfolio consisting mainly of money market funds, federal government obligations, general corporate obligations, and asset-backed securities. We have the intent and ability to hold our fixed income investments until maturity; therefore, we do not anticipate that changes in market interest rates will have a material impact on our operating results or cash flows.

Our investment strategy is governed by a cash and investment policy that strives to preserve capital and is reviewed with our Board of Directors periodically. The provisions of our cash and investment policy as of September 30, 2008 include, among others:

•	all investments must be rated as investment grade by a recognized rating agency;

•	investment securities from a single issuer that are not guaranteed by the good faith and credit of the United States government or its agencies are limited to 5%;

•	expected maturity is limited to 36 months and the average maturity of the portfolio is limited to 18 months; and

•	derivatives, synthetics or similar instruments and instruments accounted for off balance sheet are specifically prohibited without prior authorization from the Board of Directors.

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

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of our chief executive and chief financial officers, the chief executive and chief financial officers believe that these controls and procedures are effective to ensure that we are able to collect, process, and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: Other Information

Item 1.	Legal Proceedings

In July 2008, a putative class action complaint was filed against our Board of Directors, or the Board, in the King County Washington Superior Court. The lawsuit was filed by one of our alleged shareholders, on behalf of himself and all others similarly situated. The complaint alleges, among other things, that the Board breached its fiduciary duties to shareholders in connection with two alleged proposed acquisition offers. The complaint seeks, among other things, injunctive relief and attorneys’ fees and costs, but does not seek direct monetary damages from us. Both we and the Board believe that the allegations in the complaint are without merit and we intend to vigorously defend the matter.

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

Since June 2003 we have invested substantially all of our financial resources and our research and product development efforts in our Renova Cortical Stimulation System. We do not anticipate generating any revenue for several years and may never become profitable. We are focusing substantially all of our workforce, clinical and research efforts, and financial assets on the continued development of a therapy for major depressive disorder. The commercial success of our Renova Cortical Stimulation System depends upon:

•	completing our ongoing clinical trials and successfully demonstrating the safety and efficacy of our system for the treatment of major depressive disorder;

•	completing future trials, including a pivotal trial, that successfully demonstrate the safety and efficacy of our system for the treatment of major depressive disorder;

•	obtaining FDA approval to market our Renova Cortical Stimulation System in the U.S.;

•	manufacturing our system in commercial quantities;

•	the commercial launch and market acceptance of our system; and

•	obtaining levels of reimbursement by governmental and other third party payors, such as the Medicare and Medicaid programs and private healthcare insurers.

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

•

regulatory inspections of the trial or manufacturing facilities may require us to undertake corrective action or suspend or terminate our clinical trial if inspectors find us to be out of compliance with regulatory requirements.

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

The use of our Renova Cortical Stimulation System for treatment of major depressive disorder will require sustained delivery of electrical stimulation, which involves additional risks.

The use of our cortical stimulation therapy system for the treatment of major depressive disorder will require a long-term implant and sustained delivery of electrical stimulation to the cortex. Long-term implants and sustained delivery of stimulation may involve additional challenges and risks, including the following:

•	the battery in our current IPG is not rechargeable, and IPG replacements in patients may be necessary to support sustained electrical stimulation;

•	the therapeutic effect on the patient may not be sustained;

•	the clinical trials necessary to support FDA approval of a long-term implantable device that delivers sustained electrical stimulation may require longer term follow-up data; and

•	the FDA may require additional data.

We have chosen to optimize the treatment of major depressive disorder with our cortical stimulation therapy system by implanting an electrode below the dura, the outermost membrane covering the brain, which involves additional risks.

To achieve the maximum benefit from our cortical stimulation therapy system, we believe that for the treatment of major depressive disorder the electrode through which cortical stimulation is provided may require implant below the dura. In all of our completed and ongoing clinical trials, the electrode is or has been implanted on the dura. For our PROSPECT II trial, we plan to place the electrode below the dura. Implanting the electrode below the dura involves additional risks, including the potential more serious infections than if the electrode were implanted on the dura, the risk of a subdural hemorrhage, and cerebral spinal fluid leaks. These additional risks may adversely affect the willingness of potential patients to participate in our clinical trials, and the safety profile of our product for the treatment of major depressive disorder, which could make regulatory approval and market acceptance less likely.

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

We cannot market our products in the United States unless the FDA has approved, or cleared, them. Even if we submit an application to the FDA with clinical data that we believe justifies marketing approval for the Renova Cortical Stimulation System, the FDA may not approve our submission, or may request additional information, including data from additional clinical trials. The FDA may also approve our system for very limited purposes with many restrictions on its use, may delay approval, or ultimately may not grant marketing approval for our system. Because our system represents a novel way to treat neurological diseases and disorders such as depression and there are large populations of patients who might be eligible for treatment, it is possible that the FDA and other regulatory bodies will review an application for approval of our Renova Cortical Stimulation System with greater scrutiny, thereby causing the regulatory review process to be lengthier and more involved than that for products without such characteristics. There can be no assurance that the FDA will approve our Renova Cortical Stimulation System for the treatment of any indication, even if the clinical trial data meets or exceeds our anticipated levels of safety and efficacy.

The manufacturing facilities of our suppliers must comply with applicable regulatory requirements. If these manufacturing facilities do not maintain or receive regulatory approval, our business and our results of operations would be harmed.

Completion of our clinical trials and commercialization of our Renova Cortical Stimulation System require access to manufacturing facilities that meet applicable regulatory standards to manufacture a sufficient supply of our products. We rely primarily on third parties to manufacture, assemble, and sterilize our system. The FDA must determine that compliance is satisfactory at facilities that manufacture our products. Suppliers of some components of our products must also comply with FDA regulation, which often requires significant time, money, and record-keeping and quality assurance efforts, and subjects us and our suppliers to potential regulatory inspections and stoppages. Our suppliers may not satisfy these requirements. If the FDA finds their compliance status to be unsatisfactory, completion of our clinical trials could be delayed, or our ability to manufacture our system for commercial purposes could be impaired, which would harm our business and our results of operations.

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

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure could cause an immediate loss of investor confidence in our management and a decline in the market price of our common stock.

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

Our cortical stimulation therapy may infringe or be claimed to infringe patents that we do not own or license, including patents that may issue in the future based on patent applications of which we are currently aware, as well as applications of which we are unaware. We are aware of other companies that are investigating neurostimulation, including deep brain stimulation, vagus nerve stimulation, and rTMS, as well as cortical stimulation, for the treatment of depression, and of certain patents and published patent applications held by companies with those technologies and in the depression field that may limit our ability to secure patent protection for certain of our technologies. While the applicability of such patents and patent applications to our products and technologies and validity of these patents and patent applications are uncertain, third parties who own or control these patents and patent applications in the United States and abroad could bring claims against us that could cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages and would divert management’s attention. As the number of competitors in the market for the treatment of neurological diseases and disorders, specifically with neurostimulation treatment grows, the possibility of inadvertent patent infringement by us or a patent infringement claim against us increases. Further, if a patent infringement suit were brought against us, we could be forced to delay or abandon commercialization of the product that is the subject of the suit.

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

While no securities class action claims have been brought against us directly, the members of our Board of Directors are currently the subject of a putative class action complaint and it is possible that additional lawsuits could be filed based on such stock price decline naming our company, directors, and officers. See Part II, Item 1 “Legal Proceedings” for more information on the specific claim of action against our directors.

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

In addition, the Washington Business Corporation Act generally prevents us from engaging in any business combination or other transactions with certain persons who acquire 10% or more of our voting securities without the prior approval of our Board of Directors for a period of five years following the date such person acquires the shares, or without obtaining approval from our Board of Directors and holders of at least two-thirds of our common stock. We cannot “opt out” of this statute. These provisions may deprive investors of the opportunity to sell their shares to potential acquirors at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

In addition, our Board of Directors adopted a shareholder rights plan, pursuant to which the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of our common stock. The purchase rights have certain anti-takeover effects. Under certain circumstances the purchase rights could cause substantial dilution to a person or group who attempts to acquire us on terms not approved by our Board of Directors. Although the purchase rights should not interfere with an acquisition of us that is approved by the Board of Directors or our shareholders, as described above, the purchase rights may have the effect of delaying or deterring an acquisition of us.

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

We received net proceeds of $112.0 million from the offering and, as of September 30, 2008, $70.3 million remains invested in money market accounts and investment securities. We have used $41.7 million:

•	for direct costs to conduct and complete our clinical trials;

•	to continue the development of our Renova System;

•	to continue the development of our cortical stimulation system therapy for applications, including depression and other clinical trials and research programs; and

•	working capital and other general corporate purposes.

The amounts we actually expend in these areas may vary significantly from our expectations and will depend on a number of factors, including actual results of our clinical trials, operating costs, and capital expenditures.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.1	Form of Confidential Separation Agreement and General Release of All Claims by and between the Company and Bradford E. Gliner	8-K	001-34078	7/31/2008	10.1

10.2	Form of Confidential Separation Agreement and General Release of All Claims by and between the Company and Scott C. Lynch	8-K	001-34078	7/31/2008	10.2

10.3	First Amendment to Amended and Restated Executive Employment Agreement dated July 31, 2008 by and between the Company and John S. Bowers Jr.	8-K	001-34078	7/31/2008	10.3

10.4	First Amendment to Executive Employment Agreement dated July 31, 2008 by and between the Company and Raymond N. Calvert	8-K	001-34078	7/31/2008	10.4

10.5	First Amendment to Executive Employment Agreement dated July 31, 2008 by and between the Company and Nawzer Mehta	8-K	001-34078	7/31/2008	10.5

10.6	First Amendment to Executive Employment Agreement dated July 31, 2008 by and between the Company and Matthew J. Gani	8-K	001-34078	7/31/2008	10.6

10.7	Form of Executive Employment Agreement by and between Northstar Neuroscience, Inc. and Deborah Sheffield	8-K	001-34078	9/5/2008	10.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHSTAR NEUROSCIENCE, INC.

Dated: November 6, 2008	/s/ Raymond N. Calvert
Raymond N. Calvert
Vice President, Finance, Chief Financial Officer, and Secretary

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.1	Form of Confidential Separation Agreement and General Release of All Claims by and between the Company and Bradford E. Gliner	8-K	001-34078	7/31/2008	10.1

10.2	Form of Confidential Separation Agreement and General Release of All Claims by and between the Company and Scott C. Lynch	8-K	001-34078	7/31/2008	10.2

10.3	First Amendment to Amended and Restated Executive Employment Agreement dated July 31, 2008 by and between the Company and John S. Bowers Jr.	8-K	001-34078	7/31/2008	10.3

10.4	First Amendment to Executive Employment Agreement dated July 31, 2008 by and between the Company and Raymond N. Calvert	8-K	001-34078	7/31/2008	10.4

10.5	First Amendment to Executive Employment Agreement dated July 31, 2008 by and between the Company and Nawzer Mehta	8-K	001-34078	7/31/2008	10.5

10.6	First Amendment to Executive Employment Agreement dated July 31, 2008 by and between the Company and Matthew J. Gani	8-K	001-34078	7/31/2008	10.6

10.7	Form of Executive Employment Agreement by and between Northstar Neuroscience, Inc. and Deborah Sheffield	8-K	001-34078	9/5/2008	10.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X