Form 10-K
period 2008-12-31
Northstar Neuroscience, Inc.
filed 2009-03-19
CIK 1351509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(206) 300-0204

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2008 as reported on the NASDAQ Global Market was $42,000,000.

As of March 17, 2009, 26,357,275 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART I

ITEM 1.	BUSINESS

Overview

Northstar Neuroscience, Inc. is a development stage medical device company incorporated in the State of Washington on May 18, 1999 focused on developing and commercializing innovative neuromodulation therapies to restore function and quality of life for people suffering from neurological diseases and disorders. Our proprietary Renova™ Cortical Stimulation System is designed to deliver targeted electrical stimulation to the cortex, the outermost layer of the brain, in a process called cortical stimulation. We have studied applications of our cortical stimulation therapy for several neurological conditions including major depressive disorder and stroke motor recovery. Because the cortex controls many neurological functions, we believe our cortical stimulation therapy system has the potential to treat these and other neurological diseases and disorders.

Plan of Complete Liquidation and Dissolution

On January 5, 2009 our board of directors approved a Plan of Complete Liquidation and Dissolution, or Plan of Dissolution, after considering the likelihood that either continuing to pursue the commercialization of our Renova Cortical Stimulation System or a business combination transaction would result in value to our shareholders in excess of the estimated liquidation value that could be achieved in the near term. The conclusion to undertake the Plan of Dissolution was based on the lack of success, despite concerted efforts through the last six months of 2008, to identify a business combination transaction or other strategic transaction that would provide value to our shareholders or mitigate the risks of our ongoing operations, including the risks associated with technology in a relatively early stage of development, the time and cash requirements associated with trying to bring our Renova system to market, the need for additional financing to complete commercialization, and the highly uncertain and currently unfavorable financing and economic climate. Our board of directors recognized the potential for creating significant value for shareholders by continuing operations, but on balance our board of directors concluded that the risks of a negative outcome, either due to failure of our research and development efforts to yield a successful outcome, or the failure to obtain necessary financing even with positive clinical trial data, and the resulting lower liquidation value in the future, outweighed the potential value to shareholders from continuing operations. Our board of directors concluded that a statutory dissolution and liquidation was the preferred strategy among the alternatives available to Northstar and adopted the Plan of Dissolution.

The Plan of Dissolution is subject to approval by our shareholders at a special meeting of shareholders, or Special Meeting, which is expected to be held in the second quarter of 2009. Pending the shareholder vote on the Plan of Dissolution, in order to protect shareholder value, we have substantially reduced our work force, ceased substantially all of our operations and commenced activities to terminate all of our ongoing clinical trials. If our shareholders approve our Plan of Dissolution, we will pursue a revenue clearance certificate from the Washington State Department of Revenue and, once received, file Articles of Dissolution with the State of Washington Secretary of State. Thereafter, we will not engage in any business activities except for the purpose of preserving the value of our assets, prosecuting and defending lawsuits by or against us, winding up our business and affairs, selling and liquidating our assets, including our intellectual property, paying or otherwise settling our liabilities, including contingent liabilities, terminating all agreements and relationships, and preparing to make distributions to our shareholders, in accordance with the Plan of Dissolution.

If our shareholders do not approve the Plan of Dissolution, our board of directors will explore the alternatives then available to Northstar. We believe the potential value that could be derived from our ongoing business operations has been materially and adversely impacted by the announcement of the Plan of Dissolution, as we have substantially reduced our work force, ceased substantially all of our operations and commenced activities to terminate all of our ongoing clinical trials pending our shareholders’ vote on the Plan of Dissolution. Therefore, if our shareholders do not approve our Plan of Dissolution, we will not be able to continue to operate our business as it existed prior to our board of directors’ approval of the Plan of Dissolution and may not be able to operate our business at all.

The Neuromodulation Market

The field of neuromodulation, defined as the application of electrical or pharmacological stimulation to the central, peripheral, or autonomic nervous system, has grown dramatically in recent years. According to industry sources, the worldwide market for neuromodulation devices grew to greater than $1.5 billion in 2006 with an expected annual growth rate in excess of 20%. FDA-approved and cleared neuromodulation devices are currently utilized to treat a range of indications, including chronic pain, epilepsy, essential tremor, Parkinson’s disease, hearing loss, and depression. These devices are implanted in the body and are used to stimulate different parts of the central nervous system, including the spinal cord, vagus nerve, and various structures of the brain. Clinical trials are being conducted by companies utilizing these and other methods of neuromodulation for additional applications, such as treatment of obesity, hypertension, migraine headaches, and obsessive-compulsive disorder.

Our Renova Cortical Stimulation System Solution

Our Renova Cortical Stimulation System delivers targeted electrical stimulation to specific areas of the cortex. Because the cortex controls or influences many neurological functions, including neuropsychological functions, movement, hearing, and speech, cortical stimulation therapy has the potential to treat a variety of neurological diseases and disorders. In conducting our research, we evaluated our system for use in treating depression, stroke related upper-extremity hemiparesis, and tinnitus, which are disabling neurological disorders that afflict large numbers of patients. Because the cortex can be surgically accessed more easily than deeper brain structures, a neurosurgeon can implant our Renova system in a relatively simple one- to two-hour surgical procedure. To date, we have treated over 100 patients with our system with a favorable safety profile.

The Renova Cortical Stimulation System is comprised of the following primary components:

•	Implantable pulse generator, or IPG—an electrical stimulator that is implanted in the upper chest area just beneath the skin and provides the stimulation and power source for our therapy.

•

Cortical stimulation lead—an electrode that connects to the IPG and delivers stimulation to the cortex. The electrode is placed either epidural, on top of the dura, which is the tough membrane that covers the brain’s surface, or subdural, just under the dura.

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

Potential Therapeutic Applications

Depression

Overview

Major depressive disorder, also commonly referred to as clinical depression, or broadly as depression, is the most common of all psychiatric disorders and has a profound impact on the quality of life and activities of daily living for individuals and families. The economic impact of depression is significant. Published research indicates that approximately 7% of U.S. adults, or about 15 million people, suffered from major depressive disorder. Traditionally, major depressive disorder has been treated with medication and short-term psychotherapies. The National Institute of Mental Health-sponsored STAR*D study concluded that 33% of people treated for major depressive disorder suffered from treatment resistant depression, or TRD, meaning that they had failed four or more therapies. The results of these studies suggest that at least 4.0 to 5.0 million people in the U.S. suffer from treatment resistant depression. For these millions of patients suffering from TRD, neuromodulation may offer the potential for an effective therapy.

Existing Treatments

There are a number of neuromodulation therapies currently marketed or under investigation for depression, including those pursued by Cyberonics, Medtronic, Neuronetics, and St. Jude Medical. Neuromodulation therapies offered or being evaluated include electroconvulsive therapy, or ECT, vagus nerve stimulation, or VNS, deep brain stimulation, or DBS, and repetitive transcranial magnetic stimulation, or rTMS. While these therapies offer varying degrees of efficacy, some involve highly invasive surgical procedures, have a high incidence of serious side effects, provide only temporary results, or yield low efficacy rates. ECT, VNS and rTMS are currently the only neuromodulation therapies cleared or approved by the FDA for the treatment of depression.

Our Therapy and Trial Results

We have conducted research investigating cortical stimulation therapy for TRD using our Renova system. We focused our cortical stimulation therapy on the dorsolateral prefrontal cortex, which is an area of the cortex involved with reasoning and emotion, among other functions. Existing clinical evidence suggests that targeted stimulation of certain areas within the dorsolateral prefrontal cortex, using specific stimulation parameters, may help treat major depressive disorder. The PROSPECT study was our first feasibility trial evaluating cortical stimulation therapy in 12 patients with treatment resistant depression. In the PROSPECT study, all patients were implanted with our Renova Cortical Stimulation System. After a baseline observation period, half of the patients were randomized to receive active cortical stimulation during the first eight weeks, while the other half of the patients were randomized to receive sham stimulation. After the initial eight-week period, the sham stimulation group began the same course of active stimulation provided to the other patients. The PROSPECT study evaluated improvements in patients’ condition using standard outcome measures: the Hamilton Depression Rating Scale, or HDRS, and the Montgomery-Asberg Depression Rating Scale, or MADRS, both of which measure the severity of depression, and the Global Assessment of Functioning, or GAF, which evaluates social, occupational, and psychological functioning to assess quality of life and ability to function.

Analysis of PROSPECT results provided direction regarding further optimization of our cortical stimulation therapy for treatment resistant depression. Based on the encouraging results from our PROSPECT trial, we planned and received FDA approval to conduct a second feasibility trial using our Renova system, PROSPECT II. Initiation of the PROPECT II trial was suspended indefinitely upon our board of directors’ approval of the Plan of Dissolution and no patients were enrolled in the trial.

Other Potential Applications

We have conducted research investigating other potential application of our cortical stimulation therapy system to treat other neurological diseases and disorders, including stroke motor recovery, tinnitus, and stroke related aphasia. For these other clinical applications, the surgery to implant the IPG and lead is substantially the same. However, the location of the electrode, the electrode configuration, and the electrical stimulation parameters may differ. The mechanism of action for other applications also may vary.

Product Development, Manufacturing and Supplier Relationships

We designed and developed all of the elements of our Renova system, other than the handheld computer hardware used in our programming system. Our development efforts focused on using proven technologies and materials for the implantable portions of our system, while developing custom, proprietary circuitry and integrated circuits that facilitate flexible application of the system, primarily through proprietary software, to various investigational applications of cortical stimulation.

Outside vendors produce nearly all of the elements of our system according to our proprietary specifications. We use third party manufacturers experienced in working with commercial implantable device systems to manufacture our system to minimize our capital investment, help control costs and take advantage of the expertise these third parties have in the large-scale production of medical devices.

Patents and Proprietary Rights

We have protected our proprietary positions by, among other things, filing U.S. and foreign patent applications related to our technology, inventions, and improvements that are directed to the development of our business and our competitive advantages. Our strategy also included developing know-how and trade secrets, and in-licensing technology related to cortical stimulation therapies. To protect our intellectual property and proprietary technology, we also rely in part on confidentiality and non-competition agreements with our employees, consultants, and other third parties.

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

Clinical Trials

Clinical trials for a new device that may pose a “significant risk,” such as our Renova Cortical Stimulation System, require submission of an application for an investigational device exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Enrollment in clinical trials for an investigational device may begin upon approval of the IDE application by the FDA and approval by the institutional review boards, or IRBs, overseeing the clinical trial at the various investigational sites. Clinical trials require extensive monitoring, record keeping and reporting, and must be conducted under the oversight of an IRB at the relevant clinical trial site and in accordance with applicable regulations and institutional policies. The industry sponsor, the FDA, or the institutional review board at each participating trial site may suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study patients outweigh the anticipated benefits.

Premarket Approval

The Renova system, if pursued, is anticipated to be categorized as a class III medical device. FDA approval of a premarket approval application, or PMA, is required before marketing of most new class III medical devices in the United States. The process of obtaining premarket approval can be costly, lengthy, and uncertain. A PMA must be supported by extensive data including, but not limited to, technical, preclinical, and clinical trials to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. Among other information, the PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed device labeling.

If the FDA determines that a PMA is complete, the FDA files the application and begins an in-depth review of the submitted information. The FDA, by statute and regulation, has 180 days to review an application and provide a response, although the review and response activities generally occur over a significantly longer period of time, typically one year, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided. During the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. Because there is no FDA-approved cortical stimulation device on the market, a review panel will likely be convened as part of any FDA review of the Renova Cortical Stimulation System. In addition, the FDA will conduct a preapproval inspection of the applicant and its suppliers’ facilities to evaluate compliance with quality system regulations. The FDA may also conduct inspection of the clinical trial records and the participating trial sites’ clinical records under the Bioresearch Monitoring inspection program. Under the Medical Device User Fee and Modernization Act of 2002, a fee to submit a PMA is generally applied; small businesses may qualify for a reduced fee.

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

The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for the Renova Cortical Stimulation System (which falls into a class III category), the method involves a combination of a design dossier review of the safety and performance of the device, and an assessment of the manufacturer’s quality system by a third party Notified Body.

Research and Development

Our research and development expenses were approximately $12.0 million in 2008, $19.4 million in 2007, and $18.3 million in 2006. We expect minimal research and development expenditures during 2009 relating to the windup of our clinical trials, and our research and development activities.

Employees

As of December 31, 2008, we had 36 employees. Approximately 26 employees were engaged in research and development and 10 in finance, human resources, legal and other administrative functions. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We believe that we maintain good relations with our employees.

On January 30, 2009, we implemented a reduction in our workforce of approximately 64%, leaving us with 13 employees. We took this action to reduce operating costs and align our operations with the board of director’s previously announced adoption of, and recommendation to the shareholders of, a Plan of Complete Liquidation and Dissolution. We expect to terminate substantially all of our remaining workforce by the end of the second quarter of 2009, with a small number of employees remaining to assist in the windup of the Company’s operations, subject to shareholder approval.

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

On January 5, 2009 our board of directors approved the Plan of Dissolution. The Plan of Dissolution is subject to approval by our shareholders. If our shareholders approve the Plan of Dissolution, we will pursue a revenue clearance certificate from the Washington State Department of Revenue and, once received, file Articles of Dissolution with the State of Washington Secretary of State. The risks described below under the caption “Risks Related to the Plan of Dissolution” address risks we and our shareholders face if the Plan of Dissolution is approved.

Risks Related to the Plan of Dissolution

The amount we distribute to our shareholders pursuant to the Plan of Dissolution may be substantially less than the amount we currently estimate if the amounts of our liabilities, other obligations and expenses and claims against us are higher than we currently anticipate.

The amount of cash ultimately distributed to shareholders pursuant to the Plan of Dissolution depends on the amount of our liabilities, obligations and expenses and claims against us, and contingency reserves that we establish, during the liquidation process, and the amount we generate from the sale of our remaining non-cash assets, consisting primarily of our Renova™ Cortical Stimulation System and related intellectual property. We have attempted to estimate reasonable reserves for such liabilities, obligations, expenses and claims against us. However, those estimates may be inaccurate. Factors that could impact our estimates include the following:

•

If any of the estimates regarding the Plan of Dissolution, including the net proceeds from the sale of our Renova™ Cortical Stimulation System, which, given the current macroeconomic conditions, for purposes of our estimates of proceeds expected to be distributed to shareholders, we have assigned no value, and the expense of satisfying outstanding obligations, liabilities and claims during the liquidation process, are inaccurate, the amount we distribute to our shareholders may be substantially less than the amount we currently estimate. For instance, if claims are asserted against us, including any claims related to the termination of our clinical trials or the removal of our Renova™ Cortical Stimulation System from patients in our clinical trials, we will have to defend or resolve such claims before making distributions to our shareholders, which will reduce amounts otherwise available for distribution to our shareholders. In addition, an assignor of certain of our intellectual property has asserted that he is entitled to reversion of such intellectual property upon our dissolution, which may adversely affect our ability to sell such intellectual property in a timely manner, although we do not believe that he has rights in any of our intellectual property;

•

We have made estimates regarding the expense of personnel required and other operating expenses (including legal, accounting and other professional fees) necessary to dissolve and liquidate Northstar. Our actual expenses could vary significantly and depend on the timing and manner of the sale of our non-cash assets. If the timing differs from our plans, we may incur additional expenses above our current estimates, which could substantially reduce funds available for distribution to our shareholders; and

•

We have assumed that all material contract rights can be effectively transferred to third parties. If we are unable to obtain any required consents with the counterparties to those contracts, our ability to transfer such rights may be impaired.

We will continue to incur the expenses of complying with public company reporting requirements, which may be economically burdensome.

Whether or not the Plan of Dissolution is approved, we have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, even though compliance with such reporting requirements may be economically burdensome and of minimal value to our shareholders. If the Plan of Dissolution is approved by our shareholders, in order to curtail expenses, we intend, on or about the effective date of our Articles of Dissolution, or the Effective Date, to seek relief from the SEC to suspend our reporting obligations under the Exchange Act, and ultimately to terminate the registration of our common stock. We anticipate that, if granted such relief, we would continue to file current reports on Form 8-K to disclose material events relating to our dissolution and liquidation along with any other reports that the SEC might require. To the extent that we are unable to suspend our obligation to file periodic reports with the SEC, we will be obligated to continue complying with the applicable reporting requirements of the Exchange Act and, as a result, will be required to continue to incur the expenses associated with these reporting requirements, which will reduce the cash available for distribution to our shareholders. These expenses include, among others, those costs relating to:

•	the preparation, review, filing and dissemination of SEC filings;

•	maintenance of effective internal controls over financial reporting; and

•	audits, attestations and reviews conducted by our independent registered public accountants.

If the amount of our contingency reserve is insufficient to satisfy the aggregate amount of our liabilities and other obligations and is determined to be unreasonable, each shareholder may be liable to our creditors for the amount of liquidating distributions received by such shareholder under the Plan of Dissolution, which could also have adverse tax consequences.

After the Effective Date, our corporate existence will continue, but we will not be able to carry on any business except for the purpose of winding up the business and affairs of Northstar. Following the Effective Date, we will pay or make reasonable provision to pay all claims and obligations, including all contingent, conditional or unmatured contractual or statutory claims, known to us. We also may obtain and maintain insurance coverage or establish and set aside a reasonable amount of cash or other assets as a contingency reserve to satisfy claims against and obligations of Northstar. In the event that the amount of the contingency reserve, insurance and other measures calculated to provide for the satisfaction of liabilities and claims are insufficient to satisfy the aggregate amount ultimately found payable in respect of our liabilities and claims against us and are determined to be unreasonable, each shareholder could be held liable for amounts due to creditors up to the amounts distributed to such shareholder under the Plan of Dissolution. In such event, a shareholder could be required to return all amounts received as distributions pursuant to the Plan of Dissolution and ultimately could receive nothing under the Plan of Dissolution. Moreover, for U.S. federal income tax purposes, payments made by a shareholder in satisfaction of our liabilities not covered by the cash or other assets in our contingency reserve or otherwise satisfied through insurance or other reasonable means generally would produce a capital loss for such shareholder in the year the liabilities are paid. The deductibility of any such capital loss generally would be subject to limitations under the Internal Revenue Code of 1986, as amended, or the Code.

Liquidating distributions to our shareholders could be delayed or diminished.

All or a portion of any distributions to our shareholders could be delayed, depending on many factors, including, without limitation:

•

if a creditor or other third party seeks an injunction against the making of distributions to our shareholders on the ground that the amounts to be distributed are needed to provide for the satisfaction of our liabilities or other obligations;

•

if we become a party to lawsuits or other claims asserted by or against us, including any claims or litigation arising in connection with the termination of our clinical trials or the removal of our Renova™ Cortical Stimulation System from patients in our clinical trials;

•	if we are unable to sell our remaining non-cash assets or if such sales take longer than expected;

•	if we are unable to resolve claims with creditors or other third parties, or if such resolutions take longer than expected; or

•

if the anticipated audit of our State of Washington tax obligations, identifies unanticipated obligations or takes more time than expected, the issuance of the revenue clearance certificate required to file our articles of dissolution with the Secretary of State may be delayed.

Any of the foregoing could delay or substantially diminish the amount available for distribution to our shareholders. In addition, under the Washington Corporate law, claims and demands may be asserted against us at any time during the three years following the Effective Date. Accordingly, our board of directors may obtain and maintain insurance coverage or establish and set aside a reasonable amount of cash or other assets as a contingency reserve to satisfy claims against and obligations of Northstar that may arise during the three-year period following the Effective Date. As a result of these factors, we may retain for distribution at a later date, if at all, some or all of the estimated amounts that we expect to distribute to shareholders.

Shareholders will lose the opportunity to capitalize on potential growth opportunities from the continuation of our business.

Although our board of directors believes that the Plan of Dissolution is more likely to result in greater returns to shareholders than if we continued the status quo or pursued other alternatives, if the Plan of Dissolution is approved, shareholders will lose the opportunity to capitalize on potential business and possible future growth opportunities that may have arisen if we had continued our cortical stimulation business or pursued other alternatives. It is possible that these opportunities could prove to be more valuable than the liquidating distributions our shareholders would receive pursuant to the Plan of Dissolution.

Shareholders may not be able to recognize a loss for U.S. federal income tax purposes until they receive a final distribution from us.

As a result of our dissolution and liquidation, for U.S. federal income tax purposes, our shareholders generally will recognize gain or loss equal to the difference between (i) the sum of the amount of cash and the fair market value (at the time of distribution) of property, if any, distributed to them, and (ii) their tax basis for their shares of our common stock. Liquidating distributions pursuant to the Plan of Dissolution may occur at various times and in more than one tax year. Any loss generally will be recognized by a shareholder only when the shareholder receives our final liquidating distribution to shareholders, and then only if the aggregate value of all liquidating distributions with respect to a share is less than the shareholder’s tax basis for that share.

Recordation of transfers of our common stock on our stock transfer books will be restricted as of a future date that our board of directors will determine, and thereafter it generally will not be possible for shareholders to change record ownership of our stock.

Our board of directors may direct that our stock transfer books be closed and recording of transfers of common stock discontinued as of the earliest of (x) the close of business on the record date fixed by our board of directors for the first or any subsequent installment of any liquidating distribution, (y) the close of business on the date on which our remaining assets are transferred to a liquidating trust, or (z) the date on which we file our articles of dissolution under the Washington law. We expect that our board of directors will close our stock transfer books on or around the Effective Date. The Effective Date will be determined following the receipt of a revenue clearance certificate from the Washington State Department of Revenue and will be announced as soon as reasonably practicable after that time. Thereafter, certificates representing shares of our common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law, and we will not issue any new stock certificates, other than replacement certificates. In addition, we anticipate that we will request that our common stock be delisted from the NASDAQ Global Market at the close of business on the Effective Date.

Further shareholder approval may not be required in connection with the implementation of the Plan of Dissolution, including for the sale of all or substantially all of our non-cash assets as contemplated in the Plan of Dissolution.

The approval of the Plan of Dissolution by our shareholders also will authorize, without further shareholder action, our board of directors to do and perform, or to cause our officers to do and perform, any and all acts and to make, execute, deliver or adopt any and all agreements, resolutions, conveyances, certificates and other documents of every kind that our board of directors deems necessary, appropriate or desirable, in the absolute discretion of the board of directors, to implement the Plan of Dissolution and the transactions contemplated thereby, including, without limitation, all filings or acts required by any state or federal law or regulation to wind up its affairs. Accordingly, depending on the timing of a shareholder vote on the Plan of Dissolution, we may dispose of our Renova™ Cortical Stimulation System, related intellectual property and any and all other non-cash assets without further shareholder approval. As a result, our board of directors may authorize actions in implementing the Plan of Dissolution, including the terms and prices for the sale of our Renova™ Cortical Stimulation System and related intellectual property, with which our shareholders may not agree.

Our board of directors may revoke implementation of the Plan of Dissolution, even if it is approved by our shareholders.

Even if our shareholders approve the Plan of Dissolution at the special meeting, if for any reason our board of directors determines that such action would be in the best interests of Northstar or our shareholders, our board of directors may, in its sole discretion and without requiring further shareholder approval, revoke the Plan of Dissolution and all action contemplated there under, to the extent permitted by the Washington law, at any time within 120 days of the Effective Date. A revocation of the Plan of Dissolution would result in our shareholders not receiving any liquidating distributions pursuant to the Plan of Dissolution.

If our shareholders do not approve the Plan of Dissolution, our resources may diminish completely.

If our shareholders do not approve the Plan of Dissolution, our board of directors will explore what, if any, alternatives are available for the future of Northstar, particularly in light of the fact that we have terminated substantially all of our employees, are in the process of terminating all of our ongoing clinical trials, informed the U.S. Food and Drug Administration, or FDA, of such intention to terminate and commenced the process of winding up our business and will continue to incur net losses for the foreseeable future. We took these steps in the interest of preserving cash available for distribution to shareholders and in recognition of the expectation that the announcement of approval of the Plan of Dissolution would adversely affect our ability to proceed with our PROSPECT clinical trials. There is currently no active business left to operate, and rehiring employees and recommencing our PROSPECT clinical trials would take several months at a cost we are unable to estimate.

Possible alternatives include selling all of our stock or assets, changing our business focus, distributing cash to shareholders pursuant to an extraordinary dividend, conducting an issuer tender offer, continuing our efforts to identify a merger partner or a reverse merger partner, or seeking voluntary dissolution at a later time and with diminished assets. At this time, our board of directors does not know which alternatives it might consider, or what impact any alternative might have on shareholder value. If our shareholders do not approve the Plan of Dissolution, we expect that our cash resources will continue to diminish and we would face risks related to continuing our historical business described in this Form 10-K. These risks could materially and adversely affect our business, financial condition or operating results and the value of our common stock, and our shareholders may lose all or part of their investment. Moreover, any alternative we select may have unanticipated negative consequences.

If our shareholders do not approve the Plan of Dissolution, our stock price may be adversely affected.

On January 2, 2009, the trading day immediately prior to our announcement that our board of directors had approved the Plan of Dissolution, the closing sales price of our common stock on the NASDAQ Global Market was $1.28. If our shareholders do not approve the Plan of Dissolution, our stock price may be adversely affected due to the market’s doubt as to our ability to restart and operate successfully our cortical stimulation business or to pursue successfully other strategic alternatives, and we may not be able to retain our listing on the NASDAQ Global Market.

Risks Related to Our Continuing Business Operations if the Plan of Dissolution is Not Approved by Our Shareholders

If our shareholders do not approve the Plan of Dissolution, our board of directors will explore what, if any, alternatives are available for the future of Northstar, particularly in light of the fact that we have terminated substantially all of our employees, are in the process of terminating all of our ongoing clinical trials, informed the FDA of such intention to terminate and commenced the process of winding up our business and will continue to incur net losses for the foreseeable future. There is currently no active business left to operate.

Possible alternatives include selling all of our stock or assets, changing our business focus, distributing cash to shareholders pursuant to an extraordinary dividend, conducting an issuer tender offer, continuing our efforts to identify a merger partner or a reverse merger partner, or seeking voluntary dissolution at a later time and with diminished assets. At this time, our board of directors does not know which alternatives it might consider, or what impact any alternative might have on shareholder value. Any alternative we select may have unanticipated negative consequences.

The risks below describe the risks related to our business if the Plan of Dissolution is not approved and we continue to pursue a strategy of using our cash on hand, any cash generated from financing activities, and any cash that may be generated by our cortical stimulation business to support our continued operations while we continue to explore whether there may be opportunities to realize potential value from our remaining business assets.

The risks and uncertainties described below are not the only ones facing Northstar, and our risks and uncertainties may change if the Plan of Dissolution is not approved and we alter our business strategy. Additional considerations not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially and adversely affected, the value of our common stock could decline and our shareholders may lose all or part of their investment.

Continuing to pursue the commercialization of our RenovaTM Cortical Stimulation System would require significant changes to our current operations, which may not be possible to implement in a timely manner, if at all.

If our shareholders do not approve the Plan of Dissolution and our board of directors determines that we should pursue our historical business model of seeking to commercialize our RenovaTM Cortical Stimulation System for the treatment of major depressive disorder, we will need to significantly change our current operations. We have terminated substantially all of our employees, are in the process of terminating all of our ongoing clinical trials, informed the FDA of such intention to terminate and commenced the process of winding up our business. We took these steps in the interest of preserving cash available for distribution to shareholders and in recognition of the expectation that the announcement of approval of the Plan of Dissolution would adversely affect our ability to proceed with our PROSPECT clinical trials. There is currently no active business left to operate, and rehiring employees and recommencing our PROSPECT clinical trials would take several months at a cost we are unable to estimate. Pursuing the commercialization of our RenovaTM Cortical Stimulation System would require us to:

•	attract and retain additional personnel, including a senior management team and other key employees;

•	restart our PROSPECT clinical trials, including re-engaging with the U.S. Food and Drug Administration, or FDA, clinical sites and medical professionals necessary to carry out clinical trials; and

•	resume our other clinical efforts and clinical support functions.

Implementing the changes necessary to pursue the commercialization of our RenovaTM Cortical Stimulation System will require time and resources, and the parties with whom we must do business may be reluctant to work with us given our announced intention to wind up our trials, business and affairs. We may not be able to implement these changes in a timely manner, if at all, which would have a material and adverse effect on our ability to pursue our historical business model.

If we are unable to commercialize our Renova™ Cortical Stimulation System for any reason, our ability to generate revenue will be significantly harmed and our stock price will likely decline.

Since June 2003 we have invested substantially all of our financial resources and our research and product development efforts in our Renova™ Cortical Stimulation System. We do not anticipate generating any revenue for several years and may never become profitable. Prior to January 2009, we had focused substantially all of our workforce, clinical and research efforts, and financial assets on the continued development of a therapy for major depressive disorder. The commercial success of our Renova™ Cortical Stimulation System depends upon:

•	restarting and completing our PROSPECT clinical trials and successfully demonstrating the safety and efficacy of our system for the treatment of major depressive disorder;

•	completing future trials, including a pivotal trial, that successfully demonstrate the safety and efficacy of our system for the treatment of major depressive disorder;

•	obtaining approval from the FDA to market our Renova™ Cortical Stimulation System in the U.S.;

•	manufacturing our system in commercial quantities;

•	the commercial launch and market acceptance of our system; and

•	obtaining levels of reimbursement by governmental and other third party payors, such as the Medicare and Medicaid programs and private healthcare insurers.

If we do not achieve each of these objectives, we may be unable to commercialize our Renova™ Cortical Stimulation System or generate any revenue, which would materially and adversely affect our financial position, operating results, and stock price and could force us to cease operations.

We have incurred losses since inception and anticipate that we will continue to incur increasing losses for the foreseeable future.

We are a development stage company with a limited operating history and no revenue from the sale of our cortical stimulation product. We have incurred losses in each year since our formation in 1999. If we continue to operate our business, we currently do not have, and do not expect to have for several years, any products approved for commercialization or any source of revenue. We have been engaged in research and development since our inception and have invested substantially all of our time and resources in developing our Renova™ Cortical Stimulation System. Development of a new medical device, including conducting clinical trials and seeking regulatory approvals, is a long, expensive, and uncertain process. We expect to continue incurring significant operating losses for at least the next several years. These losses have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

We expect to incur significant clinical and regulatory expenses in connection with our clinical trials and trials that we may initiate in the future. We also expect our product development expenses to continue in connection with our product development initiatives. In addition, if the FDA approves our Renova™ Cortical

Stimulation System for the treatment of major depressive disorder, we would incur significant corporate infrastructure and sales and marketing expenses, prior to recording sufficient revenue to offset these expenses. If we are unable to successfully develop, receive regulatory approval for, and commercialize, our Renova™ Cortical Stimulation System, we may never generate revenue or be profitable and we may have to cease operations. Because of the numerous risks and uncertainties associated with developing new medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

Our Renova™ Cortical Stimulation System is based on novel technology.

We are subject to the risks of failure inherent in the development of products based on new technologies. The use of our Renova™ Cortical Stimulation System to treat neurological diseases and disorders, including major depressive disorder, is a novel application of neurostimulation therapy that has not previously been investigated to any meaningful extent. The novel nature of our treatment results in significant technical, scientific, and regulatory challenges related to product development and system optimization, government regulation, third-party reimbursement, and market acceptance. Accordingly, our Renova™ Cortical Stimulation System may not become a viable commercial alternative to other therapies, including those based on electrical stimulation of other parts of the brain or nervous system. These challenges may prevent us from developing and commercializing our Renova™ Cortical Stimulation System on a timely and profitable basis, or at all.

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

Additional capital may not be available when needed on terms favorable to us, if at all. If we raise additional funds by issuing equity securities, our shareholders will experience dilution. Debt financing, if available, would likely involve restrictive covenants or additional security interests in our assets. Any additional debt or equity financing may contain terms that are not favorable to our shareholders or us. If we raise additional funds through collaboration or licensing arrangements with third parties, it may be necessary to relinquish rights to our technologies or products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to delay, reduce the scope of, or eliminate some or all of, our development programs, or liquidate some or all of our assets.

Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress, and cost of our clinical trials;

•	clinical trial results;

•	costs of ongoing research and development related to depression;

•	the costs and timing of regulatory approvals;

•	the working capital required for general and administrative expenses;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and potential commercial supplies of our Renova™ Cortical Stimulation System and any other products that we may develop;

•	the rate of market acceptance of our device;

•	the effect of competing products and market developments;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third party patent or other intellectual property rights or enforcing our patent and other intellectual property rights;

•	the cost of defending other litigation or disputes with or claims by third parties; and

•	the extent to which we acquire or invest in businesses, products, and technologies.

If we are unable to complete, or experience delays in completing, our clinical trials, or if our clinical trial results are insufficient in meeting clinical or regulatory objectives, our ability to commercialize our Renova™ Cortical Stimulation System and our financial position will be impaired.

Conducting clinical trials is a long, expensive, complex, and uncertain process. Conducting clinical trials involves screening, assessing, testing, treating, and monitoring patients at clinical sites, coordinating with patients and clinical institutions as well as with neurologists, neurosurgeons, psychiatrists, radiologists, and other medical specialists. Our board of directors approved the Plan of Dissolution immediately prior to the enrollment of the first patient in our expanded PROSPECT clinical trial, which would have been our second clinical study of our Renova™ Cortical Stimulation System for the treatment of major depressive disorder. We have informed the FDA of our intention to terminate all of our ongoing clinical trials. Therefore, to complete our PROSPECT clinical trials we would have to attract and retain additional personnel, including a senior management team and other key employees, re-engage with the FDA and obtain approval to restart our clinical trials, re-engage with the six clinical trial sites and restart our enrollment efforts. As a result, even if we were able to restart our PROSPECT clinical trials, we would experience significant obstacles in completing our clinical trials, and they could be delayed or cancelled for several reasons, including:

•	we may not be able to attract and retain sufficient additional personnel to support the clinical trials;

•	patients may not enroll, randomize, or complete the clinical trials at the rate we expect;

•	patient attrition rates may significantly exceed our expected attrition rates;

•

patients may experience serious device or procedure-related adverse reactions, causing us, a clinical site Institutional Review Board, the study Data and Safety Monitoring Board, the FDA, or other regulatory authorities to suspend or terminate the clinical trial;

•	clinical trial sites and investigators previously engaged to conduct our clinical trials may elect not to re-engage;

•	clinical investigators may not perform the trial on schedule or consistent with the trial protocol, regulations, and good clinical practices; and

•

regulatory inspections of the trial or manufacturing facilities may require us to undertake corrective action or suspend or terminate our clinical trial if inspectors have concerns regarding our compliance with regulatory requirements.

If our clinical trials are delayed, it will take longer to commercialize related products and achieve revenue. In addition, our research and development costs will likely increase if we experience material delays in our clinical trials or if we need to perform more or larger clinical trials than planned.

The use of our Renova™ Cortical Stimulation System for treatment of major depressive disorder will require sustained delivery of electrical stimulation, which involves additional risks.

The use of our cortical stimulation therapy system for the treatment of major depressive disorder will require a long-term implant and sustained delivery of electrical stimulation to the cortex. Long-term implants and sustained delivery of stimulation may involve additional challenges and risks, including the following:

•	the battery in our current implantable pulse generator, or IPG, is not rechargeable, and IPG replacements in patients may be necessary to support sustained electrical stimulation;

•	the therapeutic effect on the patient may not be sustained;

•	the clinical trials necessary to support FDA approval of a long-term implantable device that delivers sustained electrical stimulation may require longer term follow-up data; and

•	the FDA may require additional data.

We have chosen to optimize the treatment of major depressive disorder with our cortical stimulation therapy system by implanting an electrode below the dura, the outermost membrane covering the brain, which involves additional risks.

To achieve the maximum benefit from our cortical stimulation therapy system, we believe that, for the treatment of major depressive disorder, the electrode through which cortical stimulation is provided may require implant below the dura. In previous clinical trials, the electrode is or has been implanted on the dura. For our PROSPECT II clinical trial, we had planned to place the electrode below the dura. Implanting the electrode below the dura involves additional risks, including the potential more serious infections than if the electrode were implanted on the dura, the risk of a subdural hemorrhage, and cerebral spinal fluid leaks. These additional risks may adversely affect the willingness of potential patients to participate in our PROSPECT clinical trials, and the safety profile of our product for the treatment of major depressive disorder, which could make regulatory approval and market acceptance less likely.

We may be unable to retain management and other personnel we need to succeed.

Our success as an operating entity would depend substantially on the services of a senior management team and other key employees. As of January 31, 2009, we had only 13 employees and expect this number to decline significantly over the coming months. Accordingly, to recommence an operating business, we would need to rehire a senior management team and other key employees, and the loss of the services of one or more of these employees could have a material adverse effect on our business.

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

We may not secure regulatory approval for our Renova™ Cortical Stimulation System, even if we believe our clinical trial results demonstrate the efficacy of our cortical stimulation therapy.

We cannot market our products in the U.S. unless the FDA has approved, or cleared, them. Even if we submit an application to the FDA with clinical data that we believe justifies marketing approval for our Renova™ Cortical Stimulation System, the FDA may not approve our submission, or may request additional information, including data from additional clinical trials. The FDA may also approve our system for very limited purposes with many restrictions on its use, may delay approval, or ultimately may not grant marketing approval for our system. Because our system represents a novel way to treat neurological diseases and disorders such as depression and there are large populations of patients who might be eligible for treatment, it is possible that the FDA and other regulatory bodies will review an application for approval of our Renova™ Cortical Stimulation System with greater scrutiny, thereby causing the regulatory review process to be lengthier and more involved than that for products without such characteristics. The FDA may not approve our Renova™ Cortical Stimulation System for the treatment of any indication, even if the clinical trial data meets or exceeds our anticipated levels of safety and efficacy.

The manufacturing facilities of our suppliers must comply with applicable regulatory requirements. If these manufacturing facilities do not maintain or receive regulatory approval, our business and our results of operations would be harmed.

Completion of our clinical trials and commercialization of our Renova™ Cortical Stimulation System require access to manufacturing facilities that meet applicable regulatory standards to manufacture a sufficient supply of our products. We rely primarily on third parties to manufacture, assemble, and sterilize our system. The FDA must determine that compliance is satisfactory at facilities that manufacture our products. Suppliers of some components of our products must also comply with FDA regulation, which often requires significant time, money, and record-keeping and quality assurance efforts, and subjects us and our suppliers to potential regulatory inspections and stoppages. Our suppliers may not satisfy these requirements. If the FDA finds their compliance status to be unsatisfactory, completion of our clinical trials could be delayed, or our ability to manufacture our system for commercial purposes could be impaired, which would harm our business and our results of operations.

Our Renova™ Cortical Stimulation System may never achieve market acceptance or adequate levels of reimbursement even if we obtain regulatory approvals.

Market acceptance of our Renova™ Cortical Stimulation System for the treatment of major depressive disorder will depend on successfully communicating the benefits of our cortical stimulation therapy to each of the different constituencies involved in deciding whether to treat a particular patient using cortical stimulation therapy, including:

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

Marketing to each of these constituencies requires a different approach, and we must convince each of these groups of the efficacy and utility of using our Renova™ Cortical Stimulation System to treat major depressive disorder to be successful. Our ability to market our system successfully to each of these constituencies will depend on a number of factors, including:

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

We depend on a limited number of manufacturers and single source suppliers of various key components for our Renova™ Cortical Stimulation System. The loss of any of these manufacturer or supplier relationships could delay our clinical trials of our Renova™ Cortical Stimulation System.

We have relied primarily on third parties to manufacture our Renova™ Cortical Stimulation System and to supply us with all of the key components of our system, including our IPGs, cortical stimulation leads and handheld programmers. We have entered into multi-year agreements with our manufacturers and primary suppliers that generally require us to fulfill all of our manufacturing needs and purchase all of our worldwide requirements for components from these parties. These agreements expire during 2010. There is no overlap among these suppliers, insofar as we obtain each of our components from a single supplier. There are a limited number of alternative suppliers that are capable of manufacturing the components of our system, and the terms of our agreements significantly limit our ability to work with other suppliers to ensure backup sources of our components. If any of our existing suppliers were unable or unwilling to meet our demand for product components, or if the components or finished products that they supply do not meet quality and other specifications, our clinical trials could be delayed and the development of our Renova™ Cortical Stimulation System could be delayed or prevented.

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

Our business exposes us to a risk of product liability claims that is inherent in the testing, manufacturing, and marketing of medical devices. We may be subject to product liability claims if our Renova™ Cortical Stimulation System, causes, or appears to have caused, an injury. We have a product liability insurance policy, which covers the use of our products in our clinical trials, of which the amount we believe is appropriate. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost and on acceptable terms for an adequate coverage amount or otherwise to protect against potential product liability claims, we could be exposed to significant liabilities, which may harm our business. A product liability claim, recall, or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers. We may be subject to product liability claims even if it appears that the claimed injury is due to the actions of others. For example, we rely on the expertise of surgeons, other physicians, and other medical personnel to perform the medical procedures to implant and remove our Renova ™ Cortical Stimulation System and participate in other facets of our therapies. If these medical personnel are not properly trained or are negligent, the therapeutic effect of our system may be diminished or the patient may suffer critical injury, which may subject us to liability. In addition, an injury that is caused by the negligence of one of our suppliers could be the basis for a claim against us.

The financial reporting obligations of being a public company and other laws and regulations relating to corporate governance matters place significant demands on our management and cause increased costs.

The laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and new rules adopted or proposed by the SEC, will result in ongoing costs to us as we comply with new and existing rules and regulations and respond to requirements under such rules and regulations. We are required to comply with many of these rules and regulations, and will be required to comply with additional rules and regulations in the future. As an early development stage company with limited capital and human resources, management’s time and attention will be diverted from our business in order to ensure compliance with these regulatory requirements. This diversion of management’s time and attention as well as ongoing legal and compliance costs may have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Intellectual Property

If we are unable to obtain or maintain intellectual property rights relating to our technology and cortical stimulation therapy system, the commercial value of our technology and any future products will be adversely affected and our competitive position will be harmed.

We depend in part on our ability to obtain protection in the U.S. and other countries for our cortical stimulation therapy system and processes by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. While we hold a number of patents in the neurostimulation field, several other companies also hold patents in the field. In particular, there are several patents and patent applications that address neurostimulation for the treatment of depression. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us any competitive advantage. Even if issued, existing or future patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in patent laws, patent rules, or their interpretations in the U.S. and other countries could also diminish the value of our intellectual property or narrow the scope of our patent protection. In addition, the availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by those patents, is often difficult to predict and vary significantly from country to country. We, our licensors, or our licensees may choose not to seek, or may be unable to obtain, patent protection in a country that could potentially be an important market for our Renova ™ Cortical Stimulation System. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In order to preserve and enforce our patent and other intellectual property rights, we may need to make claims or file lawsuits against third parties. This can entail significant costs to us and divert our management’s attention from developing and commercializing our products.

If we infringe or are alleged to infringe the intellectual property rights of third parties, our business could be adversely affected.

Our cortical stimulation therapy may infringe or be claimed to infringe patents that we do not own or license, including patents that may issue in the future based on patent applications of which we are currently aware, as well as applications of which we are unaware. We are aware of other companies that are investigating neurostimulation, including deep brain stimulation, vagus nerve stimulation, and rTMS, as well as cortical stimulation, for the treatment of depression, and of patents and published patent applications held by companies with those technologies and in the depression field that may limit our ability to secure patent protection for our technologies. While the applicability of such patents and patent applications to our products and technologies and the validity of these patents and patent applications are uncertain, third parties who own or control these patents and patent applications in the U.S. and abroad could bring claims against us that could cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages and would divert management’s attention. As the number of competitors in the market for the treatment of neurological diseases and disorders, specifically with neurostimulation treatment grows, the possibility of inadvertent patent infringement by us or a patent infringement claim against us increases. Further, if a patent infringement suit were brought against us, we could be forced to delay or abandon commercialization of the product that is the subject of the suit.

As a result of patent infringement claims, or to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay license fees or royalties, or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be forced to cease aspects of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could harm our business significantly.

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

Risks Related to Our Common Stock

Whether or not our shareholders approve the Plan of Dissolution, our stock price is volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been volatile and is likely to continue to be volatile. The stock market in general and the market for small healthcare companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In addition, we may experience additional volatility in light of the adoption of the Plan of Dissolution, subject to shareholder approval. Whether or not our shareholders approve the Plan of Dissolution, the price for our common stock may be influenced by many factors, including:

•	shareholder estimates of the amounts and timing of distributions to shareholders;

•	developments or disputes concerning patents or other proprietary rights;

•	litigation or other disputes with or claims by third parties;

•	results of our clinical trials, if restarted;

•	shareholder or third party speculation concerning our strategic alternatives and investors’ perceptions of us;

•	regulatory developments in the U.S. and foreign countries;

•	sales or anticipated sales of our common stock; and

•	general economic, industry and market conditions.

A decline in the market price of our common stock could cause investors to lose some or all of their investments. In addition, because of the past significant declines in our stock price, shareholders may initiate securities class action lawsuits against us, which may cause us to incur substantial costs and could divert the time and attention of our management.

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

In addition, Washington law generally prevents us from engaging in any business combination or other transactions with persons who beneficially own 10% or more of our voting securities without the prior approval of our board of directors for a period of five years following the date such person acquires the shares, or without obtaining approval from our board of directors and holders of at least two-thirds of our common stock. We cannot “opt out” of this statute. These provisions may deprive investors of the opportunity to sell their shares to potential acquirors at a premium over prevailing prices or could prevent us from selling our assets to one or more of our 10% shareholders, even at a price that our board of directors may find favorable. This potential inability to obtain a control premium could reduce the price of our common stock.

In addition, our board of directors adopted a shareholder rights plan, pursuant to which the board of directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of our common stock. The purchase rights have anti-takeover effects. The purchase rights could cause substantial dilution to a person or group who attempts to acquire us on terms not approved by our board of directors. In addition, the purchase rights may have the effect of delaying or deterring an acquisition of us.

ITEM 2.	PROPERTIES

As of December 31, 2008, we leased approximately 37,000 square feet of office space in Seattle, Washington for our headquarters and principal research and development facility. The terms of the lease include an expiration date of August 31, 2012, with an option to renew for two successive five-year periods. During each option period the rent will be adjusted to reflect the fair market rate. In July 2008, we executed a 21-month sublease for approximately 14,600 square feet. The sublease is scheduled to expire on April 30, 2010. We believe that our current facilities will be sufficient to meet our needs for the foreseeable future.

Subsequent to December 31, 2008, we entered into a Lease Termination Agreement with the lessor of our corporate headquarters. Pursuant to the terms of the Lease Termination Agreement, effective February 2009, we were released from making future payments to the lessor in exchange for a payment of $2.4 million, the surrender of our previously paid security deposit, and assignment of our July 2008 sublease.

ITEM 3.	LEGAL PROCEEDINGS

In July 2008, a putative class action complaint was filed against our board of directors, in the King County Washington Superior Court. The lawsuit was filed by one of our alleged shareholders, on behalf of himself and all others similarly situated. The complaint alleges, among other things, that our board of directors breached its fiduciary duties to shareholders in connection with two alleged proposed acquisition offers. The complaint seeks, among other things, injunctive relief and attorneys’ fees and costs, but does not seek direct monetary damages from us. Both we and the board of directors believe that the allegations in the complaint are without merit and we intend to vigorously defend the matter.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market under the symbol “NSTR”. As of January 21, 2009, there were approximately 1,700 holders of record of our common stock. No cash dividends have ever been paid on the common stock.

The following table sets forth, for the periods indicated, the range of high and low quarterly closing sales prices of our common stock:

	High	Low
Year ended December 31, 2008
4th Quarter	$1.52	$0.91
3rd Quarter	1.96	1.50
2nd Quarter	1.90	1.54
1st Quarter	9.09	1.35
Year ended December 31, 2007
4th Quarter	$13.26	$8.72
3rd Quarter	12.32	9.89
2nd Quarter	14.20	11.33
1st Quarter	14.39	10.92

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-132135), which was declared effective by the Securities and Exchange Commission on May 4, 2006, and a Registration Statement on Form S-1 filed pursuant to Rule 462 (File No. 333-133827) that also was effective on May 4, 2006.

We received net proceeds of $112.0 million from the offering and, as of December 31, 2008, we held $66.7 million in cash, cash equivalents, and investment securities, and we have used $45.3 million:

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

	Year Ended December 31,					Period from Inception (May 18, 1999) to December 31, 2008
	2008	2007	2006	2005	2004
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenue (1)	$—	$—	$—	$—	$—	$463
Cost of goods sold (1)	—	—	—	—	—	956

Gross margin	—	—	—	—	—	(493)
Operating expenses:
Research and development	11,958	19,422	18,277	11,763	12,367	96,721
General and administrative	9,160	9,441	8,653	4,051	3,127	55,167

Total operating expenses	21,118	28,863	26,930	15,814	15,494	151,888

Operating loss	(21,118)	(28,863)	(26,930)	(15,814)	(15,494)	(152,381)
Interest income, net	2,455	5,010	3,287	558	446	13,628
Other (expenses) income, net	—	—	(1,440)	682	1,637	1,832

Net loss	(18,663)	(23,853)	(25,083)	(14,574)	(13,411)	(136,921)
Preferred stock accretion	—	—	(2,062)	(5,653)	(4,979)	(21,406)

Net loss applicable to common shareholders	$(18,663)	$(23,853)	$(27,145)	$(20,227)	$(18,390)	$(158,327)

Basic and diluted net loss per share applicable to common shareholders	$(0.72)	$(0.92)	$(1.54)	$(10.53)	$(10.36)

Share used to compute basic and diluted net loss per share applicable to common shareholders	26,072,737	25,840,292	17,622,609	1,921,170	1,775,309

(1)	Represents revenue and cost of goods sold from the sale of PNT product to customers.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investment securities	$66,742	$83,450	$105,347	$20,187	$27,258
Other current assets	781	1,017	1,138	327	529
Property and equipment, net	705	949	865	935	1,068
Other assets	93	93	93	296	93

Total assets	$68,321	$85,509	$107,443	$21,745	$28,948

Accounts payable and accrued liabilities	$2,135	$3,658	$3,861	$1,541	$1,762
Other liabilities	497	601	844	2,266	1,400
Long-term debt	—	—	—	5,811	—
Redeemable convertible preferred stock	—	—	—	99,860	94,207
Shareholders’ equity (deficit)	65,689	81,250	102,738	(87,733)	(68,421)

Total liabilities and shareholders’ equity (deficit)	$68,321	$85,509	$107,443	$21,745	$28,948

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the past three years, we conducted research investigating cortical stimulation therapy for the treatment of treatment resistant depression, or TRD, stroke related upper extremity hemiparesis, and tinnitus using our Renova system. The PROSPECT, and SAHALE studies were our first feasibility trials evaluating cortical stimulation therapy in patients with TRD and tinnitus, respectively. EVEREST was our pivotal clinical trial for patients suffering from upper extremity hemiparesis, impairment of the hand and arm, resulting from stroke. On January 22, 2008, we announced that our EVEREST pivotal clinical trial evaluating the use of cortical stimulation in conjunction with rehabilitation therapy for the treatment of hand and arm impairment following a stroke did not meet its primary efficacy endpoint. We subsequently concluded that additional analysis of the EVEREST trial data would not support an effort to pursue marketing approval from the FDA based on EVEREST data alone. In response to the results of our EVEREST pivotal trial, we implemented cost reduction plans and considered the broader implications of the EVEREST trial results to our business, including revisions to our business plan focusing on treating depression and available strategic alternatives to enhance shareholder value.

To assist in their evaluation of strategic alternatives available to Northstar, our board of directors engaged Leerink Swann to serve as a financial advisor to the board of directors and to coordinate the process of reviewing strategic alternatives. During the third and fourth quarters of 2008, our board of directors, with the assistance of management and Leerink Swann, evaluated the options available to Northstar and its shareholders including, among others, continuing to pursue commercialization of the Renova system for one or more indications, business combinations, strategic transactions or partnering arrangements, liquidation, and other means by which to derive enhanced value for our shareholders. On January 5, 2009 our board of directors concluded that it appeared unlikely that a business combination transaction at a valuation materially in excess of the estimated liquidation value could be achieved in the near term. This conclusion was based on the lack of success, despite concerted efforts through the third and forth quarters of 2008, to identify a business combination transaction or other strategic transaction that would provide value to our shareholders or mitigate the risks of our ongoing operations, including the risks associated with technology in a relatively early stage of development, the time and cash requirements associated with trying to bring our Renova system to market, the need for additional financing to complete commercialization, and the highly uncertain and currently unfavorable financing and economic climate. Based on these and other factors, our board of directors concluded that a statutory dissolution and liquidation was the preferred strategy among the alternatives available to Northstar and adopted a Plan of Complete Liquidation and Dissolution, or Plan of Dissolution, and recommended approval of the Plan of Dissolution to our shareholders.

The Plan of Dissolution requires approval of our shareholders at a special meeting of shareholders which is expected to be held in the second quarter of 2009. Before we can hold the meeting, we must file a proxy statement with the SEC for its review. If our shareholders approve our Plan of Dissolution, we will request a Revenue Certificate from the Washington State Department of Revenue, and once the Revenue Certificate is received, we will file Articles of Dissolution with the State of Washington Secretary of State. Thereafter, we will not engage in any business activities except for the purpose of preserving the value of our assets, prosecuting and defending lawsuits by or against us, winding up our business and affairs, selling and monetizing our non-cash assets, including our intellectual property and other intangible assets, paying or otherwise settling our liabilities, including contingent liabilities, terminating agreements and relationships, and preparing to make distributions to our shareholders, in accordance with the Plan of Dissolution.

If our shareholders do not approve our Plan of Dissolution, our board of directors will explore the alternatives then available to Northstar. We believe the potential value that could be derived from our ongoing business operations has been materially and adversely impacted by the announcement of the Plan of Dissolution, as we have substantially reduced our work force, ceased substantially all of our operations and commenced activities to terminate all of our ongoing clinical trials pending our shareholders’ vote on the Plan of Dissolution. Therefore, if our shareholders do not approve our dissolution and plan of liquidation, we will not be able to continue to operate our business as it existed prior to our board of director’s approval of the Plan of Dissolution and may not be able to operate our business at all.

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

Our significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2008. We believe that the following accounting policies relating to investments, research, development and clinical trial accruals, share-based compensation, and income taxes are the most critical to understanding and evaluating our reported financial results.

Investments

We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and highly rated money market funds. We periodically evaluate whether declines in fair values of our investments are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as our ability and intent to hold the investment. Factors considered include, if applicable, quoted market prices, recent financial results and operating trends, other publicly available information, implied values from any recent transactions or offers of investee securities, or other conditions that may affect the value of our investments.

Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS 157, which defines fair value and provides guidance for using fair value to measure certain assets and liabilities. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Accordingly, the carrying amounts of certain of our financial instruments, including our investments, continue to be valued at fair value on a recurring basis. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the inputs used to measure fair value and requires separate disclosure by level within the fair value hierarchy. In November 2007, the FASB agreed to a one-year deferral of the effective date for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. We do not believe the adoption of the portion of the pronouncement covered by the deferral will have a material impact on our results of operations or financial condition.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that we believe market participants would use in pricing assets or liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We apply the market approach valuation technique for fair value measurements and maximize the use of observable inputs and minimize the use of unobservable inputs. All of our cash equivalents and short-term investments are valued using quoted prices in active markets and are valued at Level 1 or Level 2 within the fair value hierarchy.

Research, Development and Clinical Trial Accruals

On January 1, 2008 we adopted Emerging Issues Task Force, or EITF, consensus on Issue No. 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. In accordance with EITF 07-3 we recognize expense associated with prepaid, nonrefundable research and development payments to third parties over the period in which the research and development activities are performed or the services are provided, subject to an assessment of recoverability. Under our accounting policy in effect prior to the adoption of EITF 07-3, such payments were charged to research and development expense as paid. Our adoption of this standard has not had a material impact on our financial statements.

Share-based Compensation Pursuant to SFAS 123(R)

We recognize share-based compensation expense over the vesting period of the grant based on the fair value at the date of grant. The recognition of share-based compensation expense at fair value requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, and future forfeitures. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes over its term because of the greater possibility of significant increases in stock price. We have determined the implied volatility of future periods based primarily on the historical volatility of our common stock subsequent to our initial public offering. The expected term of options granted represents the period of time that options granted are expected to remain outstanding. The expected term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, longer option terms provide more opportunity to exploit market highs. Historical data, however, demonstrates that employees typically do not wait until the end of the contractual term of a nontransferable option to exercise. When establishing an estimate of the expected term of an award, through September 2008 we continued to use the simplified method of determining expected term as permitted by SEC Staff Accounting Bulletins 107 and 110, as we did not have sufficient exercise experience on which to base a determination of expected term. Subsequently, in consideration of our board of director approved Plan of Complete Liquidation and Dissolution, we evaluated the term estimates and concluded that the estimate of expected term will be limited to the expected period of dissolution. This change did not have a material impact to our share-based compensation expense.

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

Results of Operations for the Years Ended December 31, 2008, 2007 and 2006

Research and Development Expenses

Our research and development expenses primarily consist of costs incurred to conduct clinical trials, engineering development costs associated with our Renova Cortical Stimulation System, and regulatory compliance activities. Research and development expenses are comprised of direct clinical trial costs, employee compensation, including share-based compensation, supplies and materials, consultant services, information technology support, travel, and facilities. We expensed research and development costs at the earlier of when they were incurred, or when they were paid and non-refundable. From our inception through December 31, 2008, we have incurred $96.7 million in research and development expenses.

Research and development expenses were $12.0 million in 2008, $19.4 million in 2007, and $18.3 million in 2006. The $7.4 million, or 38%, decrease in 2008 compared to 2007 was primarily due to decreased clinical trial costs of $5.0 million, clinical trial and engineering consultant and outside service related costs of $1.1 million, and engineering development costs of $500,000, due primarily to the completion of the EVEREST pivotal trial in 2007 and suspension of commercialization efforts for the Renova system. Additional decreased expenses in 2008 can be attributed to reductions in our information technology, travel, and supported facilities of $600,000 and net decreases in other development expenses, including compensation, of $200,000, due to reduction in headcount as a result of our restructuring.

In connection with our cost reduction efforts in 2008, we recorded restructuring costs of $1.2 million related to termination benefits and non-cash share-based compensation relating to the acceleration of equity award vesting.

The increase of $1.1 million, or 6%, in 2007 compared to 2006 was due primarily to increases in expenses related to compensation and benefits, including stock compensation, of $1.6 million stemming from additional staffing and engineering prototype and consultant related costs of $1.2 million to support clinical trials and commercialization efforts. The increases were partially offset by a reduction in clinical trial costs of $2.0 million, primarily due to the completion of the EVEREST clinical trial enrollment in 2007, and a net increase of other development expenses of $300,000.

We expect minimal research and development expenditures during 2009 relating to the windup of our clinical trials and research and development activities.

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

General and administrative expenses were $9.2 million in 2008, $9.4 million in 2007, and $8.7 million in 2006. The $200,000, or 2%, decrease in 2008 compared to 2007 was primarily due to an $800,000 decrease in professional services for marketing, accounting, investor relations, and infrastructure support. The decreases were partially offset by net increases of $600,000 primarily due to restructuring costs related to termination benefits and non-cash share-based compensation relating to the acceleration of equity award vesting.

The $700,000, or 8%, increase in 2007 compared to 2006 was primarily due to a $1.2 million increase in compensation and benefits, including stock compensation, for additional staffing to support operating as a publicly-held company, infrastructure development, and initial marketing efforts related to commercialization planning. The 2007 expenses also included a $1.2 million increase in professional services for accounting, investor relations, and legal services relating to public company matters and intellectual property, a $500,000 increase in consultant expenses related to reimbursement and IT infrastructure development, and a $300,000 net increase in other general and administrative expenses, primarily relating to insurance, recruiting, relocation and travel associated with increased personnel. Offsetting the increases was a decrease of $2.5 million relating to a non-recurring settlement to a potential ownership dispute involving one of our issued U.S. patents.

We expect decreased general and administrative expenditures during 2009 relating to the windup of our operations.

Interest Income, Net

Interest income, net was $2.5 in 2008, $5.0 million in 2007, and $3.3 million in 2006. The decrease of $2.5 million, or 50%, reflects reduced interest earned on cash and investments attributable primarily to lower average balances of our investment securities and decreased interest rates stemming from general market conditions. Interest income, net also included realized losses of $92,000 in 2008 relating to related losses on investment securities that were sold during the period.

The increase of $1.7 million in 2007 over 2006 was due to interest earned on a higher average balance of investments over the full year.

Other (Expenses) Income, Net

Other (expenses) income, net included $1.4 million of expense in 2006. The expense of $1.4 million in 2006 was due to losses incurred on debt repayment and non-cash warrant revaluation charges.

Liquidity and Capital Resources

We have incurred losses since our inception in May 1999 and, as of December 31, 2008, we had a deficit accumulated during the development stage of $136.9 million. As of December 31, 2008, we had $66.7 million in cash, cash equivalents and investments. We have funded our operations to date principally from the sale of equity securities, raising net proceeds of $192.8 million through December 31, 2008.

Cash flow information is as follows, in millions:

	Year ended December 31,
	2008	2007	2006
Cash provided by (used in):
Operating activities	$(17.6)	$(23.9)	$(20.5)
Investing activities	$15.9	$26.2	$(87.8)
Financing activities	$0.1	$0.1	$105.4

Net Cash Used in Operating Activities

Net cash used in operating activities in 2008, 2007, and 2006 primarily reflects the net loss for those periods, offset in part by non-cash operating expenses including share-based compensation, loss on debt repayment, depreciation, and amortization of premiums on investments, and changes in operating assets and liabilities.

Net Cash Provided by and Used in Investing Activities

Net cash provided by and used in investing activities in 2008, 2007, and 2006 primarily reflects the net of purchases, sales and maturities of investments and purchases of fixed assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during 2008 and 2007 reflects the exercises of stock options. Net cash provided by financing activities in 2006 was primarily attributable to the net proceeds from our initial public offering of $112.0 million, offset by repayment of debt of approximately $7.0 million.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any product based on our cortical stimulation technology and we have not achieved profitability. We do not anticipate generating any product revenue.

On January 5, 2009 our board of directors approved the Plan of Dissolution. If our shareholders approve our Plan of Dissolution, we will not engage in any business activities except for the purpose of preserving the value of our assets, prosecuting and defending lawsuits by or against us, winding up our business and affairs, selling and liquidating our assets, including our intellectual property and other intangible assets, paying or otherwise settling our liabilities, including contingent liabilities, terminating all agreements and relationships and preparing to make distributions to our shareholders, in accordance with the plan of liquidation. We believe that our cash, cash equivalents, investments, and related interest income would be sufficient to meet our anticipated cash requirements under this Plan of Dissolution.

If our shareholders do not approve our Plan of Dissolution, our board of directors will explore the alternatives then available to Northstar. We believe that our existing cash, cash equivalents, investments, and related interest income would be sufficient to recommence our business operations and meet our anticipated cash requirements into 2010, if needed.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2008 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases	4,148	1,143	2,218	787	—

Total	$4,148	$1,143	$2,218	$787	$—

The table above reflects payment obligations that are fixed and determinable. Our commitments for operating leases primarily relate to the lease for our corporate headquarters in Seattle, Washington.

Subsequent to December 31, 2008, we entered into a Lease Termination Agreement with the lessor of our corporate headquarters. Pursuant to the terms of the Lease Termination Agreement, effective February 2009, we were released from making future payments to the lessor in exchange for a payment of $2.4 million, the surrender of our security deposit of $93,000, and assignment of our July 2008 sublease. Prior to the Lease Termination Agreement, we were contractually obligated to make payments of $4.0 million from 2009 into 2012 in connection with our lease for our corporate headquarters.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates primarily due to our investment portfolio. We maintain an investment portfolio consisting mainly of money market, federal and state government obligations, municipal obligations, and corporate obligations. We have the ability to hold our fixed income investments until maturity; therefore, we do not anticipate that changes in market interest rates will have a material impact on our operating results or cash flows.

Our investment strategy is governed by a Cash and Investment Policy that strives to preserve capital and is reviewed with our board of directors periodically. The provisions of our Cash and Investment Policy as of December 31, 2008 include, among other provisions:

•	all investments must be rated as investment grade by a recognized rating agency;

•	investment securities from a single issuer that is not guaranteed by the good faith and credit of the United States government is limited to 5%;

•	expected maturity is limited to 36 months and the average maturity of the portfolio is limited to 18 months; and

•	derivatives, synthetics or similar instruments and instruments accounted for off-balance sheet are specifically prohibited without prior authorization from the board of directors.

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

Management has reviewed the composition of the investment portfolio and believes that as of December 31, 2008, the portfolio was in compliance with the Cash and Investment Policy.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the financial statements and any listed in Item 15(a)1 and (a)2 of Part IV and included in this Form 10-K Annual Report.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, as required by the rules and regulations under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability, preparation, and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems of internal control determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. In conducting this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on its evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2008.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS

The following table sets forth the name and age of each member of the Board, the positions and offices held by each director of Northstar and the period during which the director has served as a director of Northstar. Each director serves until his or her successor shall be elected and qualified. There are no family relationships among any of the directors or executive officers.

Name	Age	Positions and Offices With Northstar	Director Since
Class III Directors whose terms expire at the 2009 Annual Meeting, if any:

Alan J. Levy, Ph.D.	71	Director	1999
Susan K. Barnes	55	Director	2006
Albert J. Graf	61	Director	2006

Class I Directors whose terms expire at the 2010 Annual Meeting:

John S. Bowers Jr.	46	President, Chief Executive Officer, and Director	2007
Carol D. Winslow	54	Director	2002
Michael D. Ellwein	69	Director	2007

Class II Directors whose terms expire at the 2011 Annual Meeting

Robert E. McNamara	52	Director	2006
Dale A. Spencer	63	Director	1999

Class III Directors Continuing in Office until the 2009 Annual Meeting of Shareholders, if any

Alan J. Levy, Ph.D. Dr. Levy is the Chairman of the Board and co-founded Northstar in 1999. From inception to June 2007, Dr. Levy served as our President and Chief Executive Officer and a director, and became Chairman in June 2007. From 1993 to 1998, Dr. Levy served as President and Chief Executive Officer of Heartstream, Inc., a medical device company that was acquired by Hewlett-Packard in 1998. From 1989 to 1993, Dr. Levy served as President and Chief Operating Officer of Heart Technology Inc., a medical device company that was acquired by Boston Scientific Corporation. Dr. Levy has been a venture partner at Frazier Healthcare Ventures since 2007. Dr. Levy serves as a director of Intuitive Surgical, Inc. Dr. Levy holds a B.S. in Chemistry from City University of New York and a Ph.D. in Organic Chemistry from Purdue University.

Susan K. Barnes. Ms. Barnes has been a director since February 2006. From May 1997 to November 2005, Ms. Barnes served as Chief Financial Officer at Intuitive Surgical, Inc. Ms. Barnes holds an A.B. from Bryn Mawr College and an M.B.A. from the Wharton School, University of Pennsylvania.

Albert J. Graf. Mr. Graf has been a director since May 2006. Since October 2005, Mr. Graf has been a venture partner with New Enterprise Associates focusing on the medical device industry. From June 2000 to December 2004, Mr. Graf served as Group Chairman at Guidant Corporation, a medical device company. Mr. Graf serves as a director of American Medical Systems Holdings, Inc. and serves on the boards of five privately held companies. Mr. Graf holds a B.S. in Economics from Boston University and an M.B.A. from Indiana University.

Class I Directors Continuing in Office until the 2010 Annual Meeting of Shareholders

John S. Bowers Jr. Mr. Bowers joined Northstar in February 2004 and has served as a director and our President and Chief Executive Officer since June 2007. Before his promotion to the offices of President and

Chief Executive Officer, Mr. Bowers served as our Executive Vice President of Marketing and Business Development and, more recently, as our Chief Operating Officer. Prior to joining Northstar, Mr. Bowers spent 14 years with Guidant Corporation and Eli Lilly and Company in a number of senior marketing, business development and sales management roles, most recently leading the business development and marketing teams for Guidant’s Drug Eluting Stent program (now part of Abbott Laboratories). Mr. Bowers holds a B.A. in Economics-Accounting from Gonzaga University and an M.B.A. from Harvard University.

Carol D. Winslow. Ms. Winslow has been a director since March 2002. Since 2001, Ms. Winslow has been a principal of Channel Medical Partners, L.P., concentrating on medical technology investments. Ms. Winslow holds an A.B. from Mount Holyoke College and an M.B.A. from the University of Minnesota.

Michael D. Ellwein. Mr. Ellwein has been a director since 2007 and is currently an attorney with the law firm of Fredrikson & Byron’s Medical Technology Group and a venture partner with Three Arch Partners. Previously, Mr. Ellwein held several positions at Medtronic, Inc., where he was the Vice President and Chief Development Officer from 1998 to 2007, Vice President of Corporate Development and Associate General Counsel from 1993 to 1998, and Vice President of Corporate Development and Assistant General Counsel from 1990 to 1993. Mr. Ellwein holds a B.S. in Chemical Engineering from the South Dakota School of Mines and Technology, a J.D. from the University of Iowa, and has been admitted to the Iowa, Minnesota, and Ohio State Bar Associations.

Class II Directors Continuing in Office until the 2011 Annual Meeting of Shareholders

Robert E. McNamara. Mr. McNamara has been a director since May 2006. From December 2004 through September 2008, Mr. McNamara served as Senior Vice President and Chief Financial Officer of Accuray, Inc., a medical device company. From March 2003 to June 2004, Mr. McNamara served as Chief Executive Officer of In Defense, Inc., a security software company that was acquired by Microsoft, Inc. From March 2001 to August 2002, Mr. McNamara served as Senior Vice President and Chief Financial Officer of Recourse Technologies, Inc., a security software company that was acquired by Symantec Corporation. Mr. McNamara holds a B.S. in Accounting from the University of San Francisco and an M.B.A. from the Wharton School, University of Pennsylvania.

Dale A. Spencer. Mr. Spencer has been a director since August 1999. Since 1999, Mr. Spencer has been a private investor, primarily in the medical device industry. From 1995 to 1999, Mr. Spencer served as a director of Boston Scientific Corporation, a medical device company. From 1995 to 1997, Mr. Spencer served as Executive Vice President in the Office of the Chairman for Boston Scientific Corporation. Mr. Spencer also serves as a director on several private medical device companies. Mr. Spencer holds a B.S. in Engineering from the University of Maine and an M.B.A. from University of Illinois.

EXECUTIVE OFFICERS

Our executive officers and their ages as of December 31, 2008 were as follows:

Name	Age	Positions	Officer Since
John S. Bowers Jr.	46	President, Chief Executive Officer and Director	2004
Raymond N. Calvert (2)	42	Former Vice President, Finance, Chief Financial Officer, and Secretary	2003
Brian B. Dow (2)	39	Current Vice President of Finance, Chief Financial Officer, and Secretary	2009
Matthew J. Gani	46	Vice President, Product Development	2007
Brian Kopell	38	Vice President, Medical Affairs and Medical Director	2007
Deborah L. Sheffield	45	Vice President, Clinical and Regulatory Affairs	2008
Bradford E. Gliner (1)	43	Vice President, Research	2004
Scott S. Lynch (1)	36	Vice President, Marketing and Business Development	2007

(1)	Mr. Lynch’s and Mr. Gliner’s employment was terminated in August 2008, and October 2008, respectively, as a result of the corporate reduction in force.

(2)	On December 5, 2008, Northstar announced that Raymond N. Calvert resigned from the offices of Vice President, Finance, Chief Financial Officer and Secretary of Northstar, effective as of December 31, 2008. Effective January 1, 2009, Brian B. Dow, 39, was appointed to the offices of Vice President of Finance, Chief Financial Officer and Secretary of Northstar.

John S. Bowers Jr.’s biographical summary is included under “Directors.”

Raymond N. Calvert, former Vice President, Finance, Chief Financial Officer, and Secretary, had been with Northstar since 2001, became our Vice President, Finance in February 2003 and served as our Chief Financial Officer from May 2005 until December 2008. Mr. Calvert’s employment ended in January 2009. Prior to joining Northstar, Mr. Calvert was the Vice President, Finance at Altrec.com, Inc., an online outdoor products retailer; prior to that he had over 10 years experience with Ernst & Young. Mr. Calvert holds a B.A. in Business Administration, Accounting from the University of Washington.

Brian B. Dow, current Vice President of Finance, Chief Financial Officer, and Secretary, joined Northstar in January 2006, having served as our Corporate Controller since January 2006 and Director of Finance since April 2007 prior to becoming our Chief Financial Officer in January 2009. From April 2005 to November 2005, Mr. Dow served as the Corporate Controller of Radiant Research, Inc., a private network of clinical trial facilities. From August 2004 to March 2005, Mr. Dow served as the Corporate Controller of Qpass, Inc., a private ecommerce enterprise. From October 2002 to March 2004, Mr. Dow served as the Corporate Controller of Vixel Corporation, a publicly-traded provider of storage area network devices. Prior to 2002, Mr. Dow had 10 years of progressively-increasing responsibilities in public accounting and in financial management of publicly-traded companies. Mr. Dow is recognized as a Certified Public Accountant in the State of Washington and holds a B.S. in Management from the Georgia Institute of Technology.

Matthew J. Gani, Vice President, Product Development, joined Northstar in June 2005 and served as our Director of Product Development until January 2007 at which time he was promoted to his current position. From September 2003 to May 2005, Mr. Gani served as Senior Director, Program Management and Software Development at Micro Systems Engineering, Inc., an implantable medical device company. Mr. Gani joined Micro Systems Engineering, Inc. as a Program Manager in February 1998. Mr. Gani holds a B.S. in Applied Mathematics and a B.E. in Electrical Engineering from the University of New South Wales.

Brian H. Kopell, M.D., Vice President, Medical Affairs, joined Northstar in January 2008 under a consulting agreement. Since 2004 Dr. Kopell has been the Assistant Professor of Neurosurgery at the Medical

College of Wisconsin, where he specializes in the neuromodulation and functional neurosurgical treatment of various functional neurological maladies such as movement, pain and psychiatric disorders. From 2003 to 2004, Dr. Kopell was a fellow at the Cleveland Clinic. Dr. Kopell holds an M.D. from the New York University School of Medicine where he also completed his residency. Dr. Kopell’s fellowships were completed at the University Hospital in Zurich, Cleveland Clinic Foundation and University Hospital in Ankara.

Deborah L. Sheffield, Vice President, Clinical and Regulatory Affairs, joined Northstar in 2007, having served as Northstar’s Director of Regulatory Affairs prior to being promoted to Vice President in September 2008. Ms. Sheffield served as Northstar’s Director of Regulatory Affairs from 2003 until her promotion, leading the Company’s regulatory strategy and execution for Northstar’s program evaluating cortical stimulation for depression. During her more than 20 year career, Ms. Sheffield has held various clinical, regulatory and quality leadership positions at leading medical technology companies, including the Ethicon Endo-Surgery, Indigo Medical, and Lifescan divisions of Johnson & Johnson. Prior to joining Northstar, Ms. Sheffield led regulatory, clinical and quality systems at Class III medical device companies Co-Aptus Medical Corporation and Therus Corporation. Ms. Sheffield received a B.S. in engineering from Kettering University and an M.S. in applied statistics from Oakland University, and holds a certificate in clinical research from the University of Cincinnati.

Bradford E. Gliner, former Vice President, Research, joined Northstar in 1999 and served as our Director of Research until September 2004 when he was promoted to the office of Vice President until October 2008, when his employment ended as a result of Northstar’s reduction in force. Prior to joining Northstar, Mr. Gliner was a founder and held various research positions at Heartstream, Inc. Mr. Gliner holds a B.S. in Electrical Engineering from the University of Illinois and an M.S. in Biomedical Engineering from Johns Hopkins University.

Scott C. Lynch, former Vice President, Marketing and Business Development, joined Northstar in January 2007 and served through August 2008. From 2003 to 2006, Mr. Lynch served as Vice President of Global Marketing at Zimmer Spine, a medical device company. Prior to 2003, Mr. Lynch served in senior management positions in marketing and engineering. He holds a B.S. in Mechanical Engineering from the University of Minnesota.

CORPORATE GOVERNANCE

Independence of the Board of Directors

Pursuant to the listing standards of The Nasdaq Stock Market, or NASDAQ, a majority of the members of our Board must qualify as “independent,” as affirmatively determined by the Board. The Board consults with our outside legal counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the NASDAQ listing standards in effect at the time of the determination.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and Northstar, our senior management and our independent auditors, the Board has affirmatively determined that the following six directors are independent directors within the meaning of the applicable NASDAQ listing standards: Ms. Barnes, Mr. Ellwein, Mr. Graf, Mr. McNamara, Mr. Spencer, and Ms. Winslow. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company. Dr. Levy, our Chairman of the Board and our former President and Chief Executive Officer, and Mr. Bowers, our current President and Chief Executive Officer, are not independent directors by virtue of their recent and current employment with Northstar, respectively.

Meetings of the Board of Directors

Our Board met 22 times during the last fiscal year. Each director attended at least 75% of the aggregate number of meetings of the Board and committees on which he or she served during the period he or she was a director or committee member.

Board Committees

Our Board has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Our Board and its committees set schedules to meet throughout the year and also can hold special meetings and act by unanimous written consent from time to time, as appropriate. Our Board has delegated various responsibilities and authority to its committees as generally described below. The committees regularly report on their activities and actions to the full Board. Each committee conducts its business pursuant to a written charter approved by the Board.

Audit Committee

The Audit Committee assists the full Board in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation, and oversight of the work performed by our independent registered public accounting firm. The members of the Audit Committee are Susan K. Barnes (Chair), Robert E. McNamara, and Carol D. Winslow, each of whom is an independent director as defined by the listing standards of the Nasdaq Global Market relating to audit committee members and Rule 10A-3 of the Securities Exchange Act of 1934, as amended. During 2008, the Audit Committee met nine times and each member of the Audit Committee attended at least 75% of those meetings. The Board has adopted a written charter for the Audit Committee, a copy of which is available on our website at www.northstarneuro.com. The Board has determined that Ms. Barnes and Mr. McNamara are “Audit Committee Financial Experts,” as defined in Item 407(d)(5) of Regulation S-K.

The Audit Committee is responsible for reviewing and, if appropriate, approving any related party transactions, which include any transactions that would require disclosure in the “Certain Relationships and Related Transactions, and Director Independence” section of this Annual Report on Form 10-K. The Audit Committee will review and consider any such proposed transactions based on an analysis of benefit to Northstar and the ongoing independence of the related party involved in the transaction. No such proposed transactions were presented to, or approved by, the Audit Committee in 2008.

Compensation Committee

The Compensation Committee has been delegated authority by the Board to oversee all significant aspects of Northstar’s compensation policies and programs, including:

•	reviewing and recommending to the Board the compensation and annual performance objectives and goals of our Chief Executive Officer;

•	reviewing and approving the compensation and annual performance objectives and goals of our other executive officers; and

•	reviewing, approving, and administering incentive-based and equity-based compensation plans in which our executive officers participate.

The members of the Compensation Committee are Albert J. Graf (Chair), Robert E. McNamara, and Dale A. Spencer, each of whom is an independent director as defined by the applicable NASDAQ listing standards. Mr. McNamara joined the Compensation Committee in June 2008. During 2008, the Compensation Committee met nine times and each member of the Compensation Committee attended all meetings held while a member of the Committee. The Board has adopted a written charter for the Compensation Committee, a copy of which is available on our website at www.northstarneuro.com.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee at any time has served as one of our officers or employees. None of our executive officers currently serves, or in 2008 served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our Board or Compensation Committee.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for matters relating to the corporate governance of Northstar and the nomination of members of the Board and committees thereof. The members of the Nominating and Corporate Governance Committee are Dale A. Spencer (Chair), Michael D. Ellwein, and Carol D. Winslow, each of whom is an independent director as defined by the applicable NASDAQ listing standards. In 2008, the Nominating and Corporate Governance Committee met four times and each member of the Nominating and Corporate Governance Committee attended all four meetings. The Nominating and Corporate Governance Committee operates under a charter adopted by the Board, a copy of which is available on our website at www.northstarneuro.com.

The Nominating and Corporate Governance Committee considers nominees recommended by directors, officers, employees, shareholders, and others based upon each candidate’s qualifications, including whether a candidate possesses any of the specific qualities and skills desirable in certain members of the Board. Evaluations of candidates generally involve a review of background materials, internal discussions, and interviews with selected candidates, as appropriate. Upon selection of a qualified candidate, the Nominating and Corporate Governance Committee recommends the candidate to the Board. The Nominating and Corporate Governance Committee may engage consultants or third-party search firms to assist in identifying and evaluating potential nominees.

The Nominating and Corporate Governance Committee will consider director candidates recommended by shareholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a shareholder.

Nominees for the Board must be committed to enhancing long-term shareholder value and possess a high level of personal and professional ethics, sound business judgment, and integrity. The Nominating and Corporate Governance Committee endeavors to select director candidates who will contribute to Northstar’s overall corporate goals. Board members are expected to prepare for, attend and participate in meetings of the Board and committees on which they serve, and are strongly encouraged to attend the annual meeting of shareholders. Last year all members of our Board attended the annual meeting of shareholders.

Code of Conduct

We have adopted a Code of Conduct that applies to all of our officers, directors and employees. The most current version is available on our web site at www.northstarneuro.com by first selecting “Investor Relations” and then “Corporate Governance.” If we make any substantive amendments to the code or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website, as well as via any other means required by Nasdaq rules or applicable law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no forms were required for those persons, we believe that during the 2008 fiscal year, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with except as set forth in this paragraph. On January 9, 2009 Barclays PLC made two Form 5 filings reflecting transactions that occurred in October and November 2008.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis of compensation arrangements of our named executive officers for 2008 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Role of Compensation Committee

Our executive compensation program is administered by the Compensation Committee of the Board. The members of this Committee are Albert J. Graf (Chair), Robert E. McNamara and Dale A. Spencer, each of whom is an independent, non-employee director.

Under the terms of its charter, the Compensation Committee is responsible for recommending and approving the type and level of compensation to be granted to our executive officers, other than the Chief Executive Officer. In fulfilling its role, the Compensation Committee determines the compensation levels, including annual salary, bonus, and equity grants, for executives and other employees, as necessary, grants equity compensation under the 2006 Performance Incentive Plan, and periodically reviews the operation and administration of our executive and employee compensation programs. With respect to the Chief Executive Officer, the Compensation Committee is responsible for recommending to the Board the type and level of compensation granted to the Chief Executive Officer. The Board retains the authority to approve the Chief Executive Officer’s compensation.

In performing its duties during 2008, the Compensation Committee relied on 2006 compensation analyses provided by Top Five Data Services, Inc., or Top Five, and other consulting firms retained by the Compensation Committee and management during 2007, including Watson Wyatt Worldwide. The Compensation Committee also considered compensation recommendations from management and relevant background information on our executives. The Compensation Committee reviewed the compensation recommendations with the Chief Executive Officer and Chief Financial Officer. Neither the Chief Executive Officer nor the Chief Financial Officer was present during the discussions of their respective individual compensation. The final recommendations by the Compensation Committee with respect to the compensation of the Chief Executive Officer were approved by the Board.

General Philosophy

Our overall compensation philosophy during 2008 was to provide executive compensation that would enable us to attract, retain and motivate executive officers to achieve our short-term and long-term business goals. Consistent with this philosophy, the following objectives provided a framework for our executive compensation program in 2008:

•	pay competitively to attract, retain and motivate executives who must operate in a high-demand environment;

•	relate total compensation for each executive to overall Company performance and individual performance;

•	structure compensation so that a significant portion of each executive’s compensation is at risk, the degree of which positively correlates to the level of the executive’s responsibility; and

•	align the interests of our executives with those of our shareholders.

Following our Board’s adoption of the Plan of Dissolution in January 2009, we terminated substantially all of our employees and are in the process of terminating all of our ongoing clinical trials, and have informed the FDA of such intention to terminate and commenced the process of winding up our business. Accordingly, during 2009 our overall compensation philosophy is to provide adequate incentive to our remaining few employees to continue the process of seeking shareholder approval for the Plan of Dissolution and to effect the process of winding up our business operations.

Compensation Program

In order to achieve the above goals, during 2008 our compensation packages included base salary, annual cash bonus, and long-term compensation in the form of stock options and, in some cases, restricted stock. We believe that appropriately balancing the total compensation package and ensuring the viability of each component of the package is necessary in order to provide market-competitive compensation. The costs of our compensation programs are a significant component of our overall operating costs.

Review of External Data

Our process for determining executive pay during 2008 included reviewing compensation information from a variety of sources, including executive compensation information filed by other public medical device companies, as well as broad-based med-tech and life science executive compensation surveys. To help guide the components and levels of our executive compensation, the Compensation Committee engaged Top Five in late 2006. Top Five assisted the Compensation Committee with development of a peer group of public medical device companies. This peer group included companies that were in a similar stage of development and/or had similar ranges of market capitalization. Top Five also reviewed compensation practices of this peer group to assist the Compensation Committee with development of the primary elements of our executive compensation program. More specifically, Top Five conducted detail assessments of executive compensation for our peer group including: base salary; total cash compensation comprising base salary, and cash bonus; and long-term equity incentive compensation, including initial and ongoing stock option grants. The Compensation Committee and the Board, as applicable, based our 2008 executive compensation on this detailed analysis from Top Five, while also considering the other sources of executive compensation information noted above.

We generally target our direct, base salary compensation to be at the 50th percentile relative to our peer group. Because Northstar is a development stage company, the Compensation Committee set the 2008 cash bonus targets significantly below the 50th percentile of our peer group, with the expectation that these targets would increase as Northstar made future progress towards becoming an operating company. Guidelines for new hire grants and for ongoing stock option grants during 2008 were also based on peer group analysis, with consideration of both the value and number of options granted.

Compensation Elements

Cash Compensation

Base Salary

Base salary is primarily determined by competitive pay and individual job performance. Base salaries for executives are reviewed annually or more frequently should there be significant changes in responsibilities. In each case, we take into account the results achieved by the executive, his or her future potential, scope of responsibilities and experience, and competitive salary practices. Approved increases in base salary for executives were effective January 2008.

During the first quarter of 2008, consistent with our annual review period, our named executive officers received base pay increases based on consideration of 2007 corporate performance, individual performance, assessment of existing base salary relative to our peer group, and Northstar’s stage of development following the results of our EVEREST pivotal trial. Northstar also announced two promotional increases during the year for executive promotions. The following named executive officers received increases to their base salary during 2008 (or, in the case of Mr. Dow and Ms. Sheffield, as noted, January 2009):

•	Mr. Bowers received a 4% increase, to $295,000;

•	Mr. Calvert received a 6% increase, to $222,600;

•	Mr. Dow received a 26% increase for promotion January 1, 2009 to $192,000;

•	Ms. Sheffield received a 16% increase for promotion September 15, 2008, to $177,300 and an additional 8% increase as of January 1, 2009, to $192,370; and

•	Mr. Lynch, Mr. Gani and Mr. Gliner received 4% increases, to $212,200, 196,700 and $207,000, respectively.

Bonuses

During 2008, our named executive officers and other members of executive management were eligible to participate in our Executive Management Cash Bonus Plan, or Bonus Plan. The Bonus Plan was designed to reward executive officers for achieving operating goals that were key to the success of our business and aligned with the near- and long-term interests of our shareholders. The Compensation Committee, or the Board in the case of the Chief Executive Officer, set bonus targets for each eligible executive at a fixed bonus target amount. Beyond taking into consideration external information, the Compensation Committee also considered the role of the executive, the business stage of the Company, other components of compensation, including base salary and equity compensation, and the competitive staffing environment. Bonus targets for 2008 decreased relative to prior years as the Compensation Committee considered the development stage of the Company following the release of the results of our EVEREST clinical trial in January 2008. As such, cash bonus compensation in 2008 was decreased both in dollar amounts and as a component of total compensation. Overall bonus targets were set below the 50th percentile of our peer group.

Northstar’s management, subject to oversight and approval of the Compensation Committee, established the 2008 corporate bonus objectives. The bonus objectives were determined based on business objectives for the year and were weighted to indicate the relevant importance of the individual objective to the Company. The achievement of the bonus objectives and the relative weighting of the objective contributed to the percentage of the target pool that was paid out as the bonus payment. Historically we have achieved 50-80% of our corporate bonus objectives. During 2008, we achieved 67% of the corporate bonus objectives. The 2008 bonus objectives were comprised of milestones and achievements in clinical programs for depression and the product development and intellectually property development activities that support our clinical programs, including effective patient blinding for our depression trials, refined depression therapy parameters for our PROSPECT trial, depression and stroke market research evaluation projects, and issued and filed patents. In light of the Plan of Dissolution approved by our Board, there is no bonus plan for 2009.

2008 Target Bonus

The table below outlines the target bonus amounts for 2008 and the bonuses actually paid to our named executive officers for 2008:

	2008 Target Bonus	2008 Bonus Paid in 2009
John S. Bowers Jr.	$40,000	$26,800
Raymond N. Calvert	25,000	16,750
Brian B. Dow	18,000	12,060
Deborah L. Sheffield	20,000	13,400
Mathew J. Gani	20,000	13,400
Bradford E. Gliner	13,333	11,167	(1)
Scott C. Lynch	16,667	8,933	(1)

(1)	Mr. Gliner’s and Mr. Lynch’s bonuses were pro-rated for service period per their employment agreements.

Retention Bonus

In order to incent and compensate our executives during the windup and dissolution of Northstar, our Board established retention bonuses for certain executives. Upon completion of certain windup and dissolution activities, Mr. Dow and Ms. Sheffield will receive $75,000 and $36,000, respectively, in addition to the contractual termination compensation and benefits to which each is entitled pursuant to their employment agreements.

Long-term Compensation

Stock options and restricted stock

Based on our compensation philosophy, a substantial portion of our compensation prior to 2009 rewarded long-term performance of Northstar to promote executive retention. This long-term compensation was provided to our executives through stock option grants upon their initial hire, and through ongoing annual grants of stock options or restricted stock. Similar to base salary increases, equity grants are also awarded to address promotions and significant changes in responsibility. We believe equity grants comprise a strong element of compensation that focuses the employees on financial and operational performance to create long-term value. Equity grants are generally “time based” and subject to vesting up to four years in order to provide an incentive for continued employment.

As discussed previously, the Compensation Committee in 2006 engaged Top Five to assist with development of a compensation structure for executive management that included new hire and ongoing stock option grants. The guidelines for the level of these grants were based on peer group practices, including consideration of the absolute number of equity awards and awards as a percentage of outstanding shares, and the estimated value of such grants.

Using the previous work performed by Top Five, and considering updated analysis provided by us that considered option and other equity grant practices of our peer group and other similarly-sized medical technology and life sciences companies, the Compensation Committee, and the Board, as appropriate, in 2008 revised the ranges and specific composition of long-term compensation for all employees, including executives. The Compensation Committee believed it was important that employees and executive management have long-term incentives that were consistent with those of our shareholders, and that for retention purposes such incentives more closely reflect the current stock price environment for Northstar.

The following table outlines the equity grants made during 2008 to our named executive officers (and in January 2009 in connection with Mr. Dow’s promotion to the offices of Vice President of Finance, Chief Financial Officer and Secretary):

	Shares Underlying Options and Restricted Stock Granted
	Options Granted in 2008 (1)	Shares of Restricted Stock Granted in 2008 (2)	Options granted in 2009 (1)
John S. Bowers Jr.	325,000	70,000	—
Raymond N. Calvert	97,500	21,000	—
Brian B. Dow	52,500	9,000	45,000
Mathew J. Gani	78,000	16,800	—
Deborah L. Sheffield	78,000	16,800	—
Bradford E. Gliner	78,000	16,800	—
Scott C. Lynch	78,000	16,800	—

(1)	Options vest 25% on the first anniversary of the date of grant and 1/48th thereafter for three years.

(2)	Shares of restricted stock vest 33.3% on each of December 31, 2008, 2009, and 2010.

Other Benefits and Perquisites

Our named executive officers participate in benefit plans that are available to all employees of Northstar generally, including health and welfare benefit plans. These benefits are seen as a standard part of basic employee benefits within the industry.

Tax Considerations

Section 162(m) of the Internal Revenue Code, or the Code, limits the deductibility of compensation paid to the most highly-compensated executive officers of U.S. public companies to $1,000,000 per year unless the compensation qualifies as performance-based. The Compensation Committee’s policy is to take into account Section 162(m) in establishing compensation of our executives. However, the deductibility of some types of compensation payments can depend upon the timing of the vesting or an executive’s exercise of previously granted awards. Interpretations of and changes in applicable tax laws and regulations as well as other factors beyond our control also can affect deductibility of compensation. For these and other reasons, the Compensation Committee has determined that it will not necessarily seek to limit executive compensation to that sum which is deductible under Section 162(m) of the Code. In 2008 the impact of the Section 162(m) limitation on our after-tax compensation expense was not material.

Executive Compensation

The following table sets forth the compensation paid to or earned by our named executive officers in 2007 and 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)		All Other Compensation ($)		Total ($)
John S. Bowers Jr., President, Chief Executive Officer and Director, Chief Operating Officer	2008 2007	$295,000 272,500	$26,800 54,000	$40,393 —	$529,875 285,639	(6)	$4,703 —	(2)	$896,771 612,139
Raymond N. Calvert, Vice President, Finance, Chief Financial Officer and Secretary	2008 2007	222,600 210,000	16,750 32,000	12,118 —	126,750 103,339		4,301 —	(2)	382,519 345,339
Brian B. Dow, Vice President of Finance, Chief Financial Officer and Secretary (Effective 1/1/2009)	2008 2007	152,200 135,575	12,060 11,000	5,193 —	59,421 26,166		— —		228,874 172,741
Matthew J. Gani, Vice President, Product Development	2008 2007	196,700 190,000	13,400 22,300	9,694 —	70,592 63,020		— —		290,386 275,320
Deborah L. Sheffield, Vice President, Regulatory Affairs	2008 2007	160,982 107,250	13,400 8,500	9,338 —	45,755 13,284		— —		229,475 129,034
Bradford E. Gliner, Former Vice President, Research	2008 2007	197,638 200,000	11,167 22,275	10,338 —	54,277 52,409		42,477 —	(3)	315,897 274,684
Scott C. Lynch, Former Vice President, Marketing and Business Development	2008 2007	156,201 204,343	8,933 22,000	11,349 —	66,144 36,896		70,733 60,000	(4) (5)	313,360 323,239

(1)	The amounts in this column represent the stock-based compensation expense recognized in 2008 and 2007 in accordance with SFAS 123R. See the notes to our financial statements contained herein for a discussion of all assumptions made by us in determining the SFAS 123R values of our equity awards.

(2)	The amounts reported for Mr. Bowers and Mr. Calvert reflect payments for excess paid time off.

(3)	The amounts reported for Mr. Gliner reflect payment for excess paid time off of $7,977 and severance payments of $34,500.

(4)	Represents severance payments to Mr. Lynch.

(5)	Represents relocation benefits paid to or on behalf of Mr. Lynch.

(6)	Amount includes $399,000 of expense relating to options granted with strike prices in excess of $9.00.

2008 GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (1)
John S. Bowers Jr	4/1/2008	—	325,000	$1.72	$246,025
	4/1/2008	70,000	—	—	120,400
Raymond N. Calvert	4/1/2008	—	97,500	1.72	73,808
	4/1/2008	21,000	—	—	36,120
Brian B. Dow	4/1/2008	—	52,500	1.72	39,743
	4/1/2008	9.000	—	—	15,480
Matthew J. Gani	4/1/2008	—	78,000	1.72	59,046
	4/1/2008	16,800	—	—	28,896
Deborah L. Sheffield	4/1/2008	—	52,500	1.72	39,743
	4/1/2008	9,000	—	—	15,480
	9/15/2008	—	25,500	1.56	17,508
	9/15/2008	7,800	—	—	12,168
Bradford E. Gliner	4/1/2008	—	78,000	1.72	59,046
	4/1/2008	16,800	—	—	28,896
Scott C. Lynch	4/1/2008	—	78,000	1.72	59,046
	4/1/2008	16,800	—	—	28,896

(1)	The amounts in this column represent the fair value of the options and stock awards granted in 2008 in accordance with SFAS 123R. See the notes to our financial statements contained herein for a discussion of all assumptions made by us in determining the SFAS 123R values of our equity awards.

Supplemental 2008 Grants of Plan-Based Awards Table Narrative

1999 Stock Option Plan and 2006 Performance Incentive Plan

We have options outstanding under two shareholder-approved equity compensation plans: the 1999 Stock Option Plan, or 1999 Plan, and the 2006 Performance Incentive Plan, or 2006 Plan, and collectively the Plans. The 1999 Plan was terminated upon the effectiveness of the 2006 Plan; however, shares outstanding under the 1999 Plan remain subject to the provisions of the 1999 Plan. Shares underlying options cancelled under the 1999 Plan automatically transfer to the 2006 Plan.

As of December 31, 2008, a total of 3,561,651 options were outstanding under the Plans and 1,393,348 shares of common stock were reserved for future issuance. The number of shares available for grant automatically increases on January 1 of each year through January 1, 2015 by an amount equal to the lesser of 2% of the number of shares of common stock issued and outstanding on December 31 of the preceding year, or 1,000,000 shares. Our Board can act prior to January 1 each year to increase the share reserve by a lesser amount determined by our Compensation Committee.

2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Grant Date	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares That Have Not Vested ($) (5)
John S. Bowers Jr	159,999	(1)	—		$1.90	2/29/2004	2/28/2014	—		$—
	6,349	(2)	—		1.35	5/4/2005	5/3/2015	—		—
	28,333	(1)	11,667	(1)	9.69	2/16/2006	2/15/2016	—		—
	8,246	(2)	—		13.66	5/31/2006	5/30/2016	—		—
	5,208	(1)	4,792	(1)	11.95	11/27/2006	11/26/2016	—		—
	13,430	(3)	—		11.81	3/1/2007	2/28/2017	—		—
	22,500	(1)	17,500	(1)	11.81	3/1/2007	2/28/2017	—		—
	88,541	(1)	161,459	(1)	11.80	7/2/2007	7/1/2017	—		—
	—		325,000	(1)	1.72	4/1/2008	3/31/2018	—		—
	—		—		—	—	—	46,666	(4)	56,466
Raymond N. Calvert	26,666	(1)	—		0.60	2/8/2001	2/7/2011	—		—
	9,399	(2)	—		0.90	2/28/2002	2/27/2012	—		—
	7,200	(1)	—		1.20	10/16/2002	10/15/2012	—		—
	26,666	(1)	—		0.90	8/2/2003	8/1/2013	—		—
	8,266	(1)	—		0.90	1/26/2004	1/25/2014	—		—
	26,666	(1)	—		0.90	3/4/2004	3/3/2014	—		—
	14,259	(1)	1,042	(1)	1.35	5/4/2005	5/3/2014	—		—
	22,666	(1)	9,334	(1)	9.69	2/16/2006	2/15/2014	—		—
	6,359	(2)	—		13.66	5/31/2006	5/30/2016	—		—
	8,328	(3)	—		11.81	3/1/2007	2/28/2017	—		—
	13,125	(1)	16,875	(1)	11.81	3/1/2007	2/28/2017	—		—
	—		97,500	(1)	1.72	4/1/2008	3/31/2018	—		—
	—		—		—	—	—	14,000	(4)	16,940
Brian B. Dow	14,582	(1)	5,418	(1)	9.69	2/16/2006	2/15/2016	—		—
	1,000	(1)	—		11.48	4/14/2006	4/13/2016	—		—
	110	(2)	—		13.66	5/31/2006	5/30/2016	—		—
	4,681	(1)	6,019	(1)	11.81	3/1/2007	2/28/2017	—		—
	—		52,500	(1)	1.72	4/1/2008	3/31/2018	—		—
	—		—		—			6,000	(4)	7,260
Matthew J. Gani	29,166	(1)	4,167	(1)	1.35	6/3/2005	6/2/2015	—		—
	4,012	(1)	—		13.66	5/31/2006	5/30/2015	—		—
	4,791	(1)	5,209	(1)	13.71	1/16/2007	1/15/2017	—		—
	7,312	(3)	—		11.81	3/1/2007	2/28/2017	—		—
	6,562	(1)	8,438	(1)	11.81	3/1/2007	2/28/2017	—		—
	—		78,000	(1)	1.72	4/1/2008	3/31/2018	—		—
	—		—		—	—	—	11,200	(4)	13,552
Deborah L. Sheffield	7,916	(1)	12,084	(1)	13.41	5/15/2007	5/14/2017	—		—
	219	(1)	531	(1)	11.82	10/1/2007	9/30/2017	—		—
	—		52,500	(1)	1.72	4/1/2008	3/31/2018	—		—
	—		25,500	(1)	1.56	9/15/2008	9/14/2018	—		—
	—		—		—	—	—	11,200	(4)	13,552
Bradford E. Gliner	30,001	(1)	—		0.15	7/22/1999	7/21/2009	—		—
	2,086	(2)	—		0.60	4/9/2001	4/8/2011	—		—
	3,346	(2)	—		0.90	2/28/2002	2/27/2012	—		—
	17,600	(1)	—		1.20	10/16/2002	10/15/2012	—		—
	8,550	(1)	—		0.90	9/2/2003	9/1/2013	—		—
	5,926	(2)	—		0.90	1/26/2004	1/25/2014	—		—
	10,000	(1)	—		1.20	9/1/2004	8/31/2014	—		—
	5,381	(2)	—		1.35	5/4/2005	5/3/2015	—		—
	26,666	(1)	—		1.50	7/15/2005	7/14/2015	—		—
	6,489	(2)	—		13.66	5/31/2006	5/30/2016	—		—
	7,724	(3)	—		11.81	3/1/2007	2/28/2017	—		—
	9,687	(1)	—		11.81	3/1/2007	2/28/2017	—		—
	29,250	(1)	—		1.72	4/1/2008	3/31/2018	—		—

(1)	Option grant vests 25% on the first anniversary of the date of grant and 1/48 per month thereafter.

(2)	Option grant 100% vested upon issuance.

(3)	Option grant vests 100% on the first anniversary of the date of grant.

(4)	Stock award is released 1/3 on 12/31/2008 and 1/3 per year thereafter.

(5)	Market value is calculated as the closing price of our common stock on December 31, 2008 of $1.21 per share multiplied by the number of shares that have not vested.

2008 OPTION EXERCISES AND STOCK VESTED

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Valued Realized on Vesting ($) (1)
John S. Bowers Jr.	—	$—	23,334	$24,034
Raymond N. Calvert	—	—	7,000	7,210
Brian B. Dow	—	—	3,000	3,090
Matthew J. Gani	—	—	5,600	5,768
Deborah L. Sheffield	—	—	5,600	5,768
Bradford E. Gliner	—	—	5,600	5,768
Scott C. Lynch	—	—	5,600	9,576

(1)	Value realized on vesting is calculated as the closing price of our common stock on the vesting date multiplied by the number of shares vested. Except for Mr. Lynch, the vest date was 12/1/2008 and the closing price of our common stock was $1.03 per share. Mr. Lynch vested in his shares upon his termination date of 8/31/2008. The value realized for Mr. Lynch is calculated as the number of shares vested multiplied by the closing price of our common stock on 8/31/2008 of $1.71 per share.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Employment Agreement with John S. Bowers Jr.

Mr. Bowers’ amended employment agreement, effective July 2, 2007, provides that, in the event that Mr. Bowers’ employment is terminated without Cause or Mr. Bowers resigns for Good Reason (each as defined in the employment agreement), Mr. Bowers will be entitled to receive: (a) his full base salary through the date of termination and all other unpaid amounts as of such date, including any bonus then earned and payable; (b) his base salary for a period of 12 months from the date of termination, payable in accordance with our regular payroll cycle; (c) 12 months of accelerated vesting of all stock options or full vesting of all stock options in the event termination occurs within 12 months following a change in control; and (d) reimbursement at a predetermined rate for continued health insurance coverage for 12 months following termination. Mr. Bowers may also be entitled to a payment equal to 20% of the cash severance payment if certain deferred compensation tax penalties are imposed by the Internal Revenue Service. Receipt of these benefits is contingent on signing a full general release of all claims.

The agreement, including the continued receipt of any severance payments, requires Mr. Bowers to abide by restrictive covenants relating to non-solicitation, non-hire, and non-competition for one year following termination of employment. Mr. Bowers’ employment will be terminated without Cause in conjunction with the Plan of Dissolution and Mr. Bowers will be entitled to the severance and other benefits described above. In addition, effective January 31, 2009, as an additional retention incentive following the Board’s adoption of the Plan of Dissolution, all employees retained after January 30, 2009, including Mr. Bowers, received acceleration of vesting of equity awards to the extent that such employees would have otherwise received accelerated vesting in accordance with their existing contractual agreements had they been terminated by Northstar without cause on January 30, 2009. In all cases, such previous contractual agreements would have resulted in acceleration of vesting upon termination without cause, so the effect of the acceleration is only to advance the date on which such options may become exercisable and not to increase the number of options that accelerate. In the case of Mr. Bowers, this acceleration means that, as of January 31, 2009 Mr. Bowers had vested a total of 744,687 options with a weighted-average exercise price of $4.88, as well as additional stock vesting of 46,666 shares. Our Board approved this accelerated timing to enable retained employees to exercise options prior to the effective date of the dissolution of the Company, or the Effective Date, in order to put them on an equal footing with employees who were terminated without cause prior to the Effective Date. As a result, such retained employees are thereby able to exercise accelerated options and become shareholders as of the Effective Date and to participate in future liquidating distributions. Pursuant to the terms of the Plans under which the options were granted, any options that have not been exercised prior to the Effective Date will automatically terminate on the Effective Date.

Employment Agreements with Raymond N. Calvert, Brian B. Dow, Matthew J. Gani, and Deborah L. Sheffield

The employment agreements, as amended, with each of Mr. Calvert, Mr. Dow, Mr. Gani, and Ms. Sheffield in effect as of December 31, 2008 provide that, in the event employment is terminated without Cause or they resign for Good Reason (each as defined in the applicable employment agreement), they will be entitled to receive: (a) their full base salary through the date of termination and all other unpaid amounts as of such date, including any bonus then earned and payable; (b) a payment equal to six months of their base salary; (c) 12 months of accelerated vesting of all stock options or full vesting of all stock options in the event termination occurs within 12 months following a change in control; and (d) reimbursement at a predetermined rate for continued health insurance coverage for 12 months following termination. Mr. Calvert may also be entitled to a payment equal to 20% of the cash severance payment if certain deferred compensation tax penalties are imposed by the Internal Revenue Service. Receipt of these benefits is contingent on signing a full general release of all claims.

Mr. Gani’s employment with Northstar terminated on January 30, 2009. Mr. Gani has agreed to provide consulting services to Northstar, on an as-needed basis, through December 31, 2009, pursuant to a Consultant Agreement between Mr. Gani and Northstar. In accordance with the Executive Employment Agreement between Mr. Gani and Northstar, Mr. Gani entered into a Confidential Separation Agreement and General Release of All Claims with Northstar and is entitled to the severance benefits provided for in that agreement, which consist of a lump sum equivalent of six months base salary, payment of the Company’s portion of medical insurance premiums for twelve months, twelve months of vesting acceleration on outstanding equity awards and full acceleration of vesting on outstanding equity awards that were granted by Northstar to Mr. Gani between April 1, 2008 and July 31, 2008.

Mr. Calvert’s employment with Northstar terminated on January 31, 2009. Mr. Calvert has agreed to provide transitional consulting services to Northstar, on an as-needed basis, through December 31, 2009, pursuant to a Consultant Agreement between Mr. Calvert and Northstar. In accordance with the Executive Employment Agreement between Mr. Calvert and Northstar, Mr. Calvert entered into a Confidential Separation Agreement and General Release of All Claims with Northstar and is entitled to the severance benefits provided for in that agreement, which consist of a lump sum equivalent of six months base salary, payment of the Company’s portion of medical insurance premiums for twelve months, twelve months of vesting acceleration on outstanding equity awards and full acceleration of vesting on outstanding equity awards that were granted by Northstar to Mr. Calvert between April 1, 2008 and July 31, 2008.

In addition, in connection with the Plan of Dissolution, Mr. Dow’s and Ms. Sheffield’s employment will be terminated without Cause and each will be entitled to the severance and other benefits described above. In addition, effective January 31, 2009, as an additional retention incentive following the Board’s adoption of the Plan of Dissolution, all employees retained after January 30, 2009, including Mr. Dow and Ms. Sheffield, received acceleration of vesting of equity awards to the extent that such employees would have otherwise received accelerated vesting in accordance with their existing contractual agreements had they been terminated by Northstar without cause on January 30, 2009. In the case of Mr. Dow, this acceleration means that, as of January 31, 2009 Mr. Dow had vested a total of 126,188 options with a weighted-average exercise price of $3.74 as well as additional stock vesting of 6,000 shares, and Ms. Sheffield had vested a total of 91,753 options with a weighted-average exercise price of $3.42, as well as additional stock vesting of 11,200 shares.

Employment Agreement with Bradford E. Gliner and Scott C. Lynch

Upon the termination without cause of Mr. Gliner effective October 31, 2008 and Mr. Lynch effective August 31, 2008 each of Messrs. Gliner and Lynch received: (a) their full base salary through the date of termination and all other unpaid amounts as of such date, including any bonus then earned and payable; (b) their base salary for a period of six months from the date of termination; (c) 12 months of accelerated vesting on all of her stock options; and (d) continued health insurance benefits for 12 months following termination.

Messrs. Gliner and Lynch signed a full general release of all claims and have agreed to abide by restrictive covenants relating to non-solicitation, non-hire and non-competition for one year following the termination of their employment.

Change in Control Provisions

The following table quantifies potential payments that could be made to the named executive officers under various employment termination scenarios under the terms of the agreements summarized above, and the terms of our 1999 Plan upon a change in control. The amounts set forth in the table are based on the following assumptions: that the named executive officer was terminated, or that a change in control of the company closed, on December 31, 2008 or January 21, 2009; that the closing price of our common stock on December 31, 2008 was $1.21 and on January 21, 2009 was $1.89; and that any options accelerated in connection with termination or a change in control were immediately sold.

2009 TERMINATION OR CHANGE IN CONTROL POTENTIAL PAYMENTS

Name (1)	As of December 31, 2008		As of January 21, 2009
	Prior to Change in Control	After a Change in Control	Prior to Change in Control	After a Change in Control
Cash Severance
John S. Bowers Jr.	$295,000	$295,000	$302,375	$302,375
Raymond N. Calvert	111,300	111,300	111,300	111,300
Brian B. Dow	76,100	76,100	96,000	96,000
Matthew J. Gani	98,350	98,350	100,809	100,809
Deborah L. Sheffield	80,491	80,491	96,185	96,185

Medical Insurance Reimbursement
John S. Bowers Jr.	$22,272	$22,272	$22,272	$22,272
Raymond N. Calvert	22,272	22,272	22,272	22,272
Brian B. Dow	24,128	24,128	24,128	24,128
Matthew J. Gani	17,244	17,244	17,244	17,244
Deborah L. Sheffield	7,656	7,656	7,656	7,656

Stock Option Acceleration
John S. Bowers Jr.	$—	$—	$13,813	$55,250
Raymond N. Calvert	—	—	4,594	17,025
Brian B. Dow	—	—	2,231	8,925
Matthew J. Gani	—	—	5,190	15,135
Deborah L. Sheffield	—	—	4,335	17,340

Total
John S. Bowers Jr.	$319,128	$319,128	$340,316	$381,753
Raymond N. Calvert	133,572	133,572	138,166	150,597
Brian B. Dow	98,372	98,372	120,503	127,197
Matthew J. Gani	115,594	115,594	123,243	123,243
Deborah L. Sheffield	88,147	88,147	108,176	108,176

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis under the caption “Executive Compensation” of this Annual Report on Form 10-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Albert J. Graf, Chairperson

Robert E. McNamara

Dale A. Spencer

DIRECTOR COMPENSATION

General Description of Director Compensation

Each of our non-employee directors receives compensation for participating on our Board comprised of an annual retainer and fees for each meeting attended based on the following schedule:

	2008	2009
Meeting Attendance
In-person	$1,500	$1,500
Telephonic	500	500
Committee	1,000	1,000
Special Committees, as needed	500	500
Retainers
All directors	15,000	15,000
Additional Retainers
Chairman	30,000	30,000
Audit Committee Chair	12,000	12,000
Audit Committee Member	1,000	1,000
Compensation Committee Chair	6,000	6,000
Nominating and Corporate Governance Committee Chair	4,500	4,500

The non-employee members of our Board are reimbursed for travel, lodging and other reasonable expenses incurred in attending Board and committee meetings. In addition, each new non-employee director on our Board receives an option grant to purchase 25,000 shares of our common stock, vesting in 36 equal monthly installments. Each continuing non-employee director receives an annual option grant to purchase 10,000 shares of our common stock, vesting in 36 equal monthly installments. Each such option has an exercise price equal to the closing stock price of our common stock on the date of grant and has a ten-year term. In the event of a change in control, which includes the dissolution of the Company, each outstanding non-employee director option will become immediately vested and exercisable in full and will thereafter terminate. In connection with the Plan of Dissolution, the Board approved the full acceleration of vesting of outstanding options held by non-employee directors to the extent that such options would otherwise have received accelerated vesting under the 1999 Plan and 2006 Plan effective upon the Effective Date, with such accelerated vesting to be effective as of the date that is ten days prior to the scheduled date of the special meeting of shareholders to vote on the Plan of Dissolution.

The following table summarizes director compensation earned during the year ended December 31, 2008:

2008 DIRECTOR COMPENSATION

Name (1)(5)	Fees Earned or Paid in Cash (2)	Option Awards (3)	Total
Susan K. Barnes	$42,500	$80,404	$122,904
Michael Ellwein	28,500	49,442	77,942
Albert J. Graf	36,500	102,385	138,885
Wende S. Hutton (4)	12,000	101,133	113,133
Alan J. Levy	54,500	151,239	205,739
Robert E. McNamara	32,500	102,385	134,885
Dale A. Spencer	38,000	102,385	140,385
Carol D. Winslow	36,000	102,385	138,385

(1)	John S. Bowers Jr., Northstar’s President and Chief Executive Officer, is not included in this table. Mr. Bowers is an employee and thus receives no compensation for his services as a director. The compensation received by Mr. Bowers as an employee is shown in the “Summary Compensation Table” included herein.

(2)	Includes annual retainer payments made to directors and amounts paid for board and committee meeting attendance.

(3)	The amounts in this column represent the expense recognized in 2008 in accordance with SFAS 123R. See the notes to our financial statements contained herein for a discussion of all assumptions made by us in determining the SFAS 123R values of our equity awards.

(4)	Ms. Hutton did not stand for re-election at the 2008 Annual Meeting of Shareholders. Amounts paid to Ms. Hutton in 2008 represent amounts due for service for the period up to the end of her term as a director on June 5, 2008.

(5)	The following table summarizes director options as of and for the year ended December 31, 2008:

Name	Securities Underlying Unexercised Options	Securities Underlying Options Granted During 2008	Grant Date Fair Value of Securities Underlying Options Granted During 2008 (1)
Susan K. Barnes	45,000	10,000	$7,462
Michael Ellwein	35,000	10,000	$7,462
Albert J. Graf	45,000	10,000	$7,462
Wende S. Hutton (2)	—	—	$—
Alan J. Levy	331,720	10,000	$7,462
Robert E. McNamara	45,000	10,000	$7,462
Dale A. Spencer	45,000	10,000	$7,462
Carol D. Winslow	45,000	10,000	$7,462

(1)	The amounts in this column represent the fair value of the options granted in 2008 in accordance with SFAS 123R. See the notes to our financial statements contained herein for a discussion of all assumptions made by us in determining the SFAS 123R values of our equity awards.

(2)	Ms. Hutton did not stand for re-election at the 2008 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Except as otherwise noted, the following table sets forth, as of January 21, 2009, information with respect to the beneficial ownership of our common stock by (i) each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our current directors, (iii) each of our named executive officers and our chief financial officer, and (iv) all directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership means that a person has or shares voting or investment power of a security, and includes shares underlying options and warrants that are currently exercisable or exercisable within 60 days after the measurement date. This table is based on information supplied by officers, directors and principal shareholders. Except as otherwise indicated, we believe that the beneficial owners of our common stock listed below, based on the information each of them has given to us, have sole investment and voting power with respect to their shares, except where community property laws may apply.

Unless otherwise indicated, we deem shares of common stock subject to options and warrants that are exercisable within 60 days of January 21, 2009 to be outstanding and beneficially owned by the person holding the options and warrants for the purpose of computing percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.

Name and Address Of Beneficial Owner (1)	Shares Beneficially Owned		Percent of Class (2)
5% Shareholders:
Entities affiliated with Kevin C. Tang (3) 4401 Eastgate Mall San Diego, CA 92121	3,917,107		14.99%
Entities affiliated with Barclays PLC (4) 1 Churchill Place London, E14 5HP, England	3,842,494		14.71%
Entities affiliated with RA Capital Management, LLC (5) 800 Boylston Street, Suite 1500 Boston, MA 02199	2,539,139		9.72%
Entities affiliated with Mayfield Fund (6) 2800 Sand Hill Road, Suite 250 Menlo Park, CA 94025	2,350,749		9.00%
Entities affiliated with Gabe Hoffman (7) 666 Fifth Avenue, 35th Floor New York, NY 10103	1,438,343		5.51%

Directors and Named Executive Officers:
Alan J. Levy, Ph.D.	954,011	(8)	3.61%
Susan K. Barnes	40,370	(9)	*
Michael D. Ellwein	24,583	(10)	*
Albert J. Graf	39,444	(11)	*
Robert E. McNamara	39,444	(11)	*
Dale A. Spencer	113,443	(11)	*
Carol D. Winslow	44,316	(11)	*
John S. Bowers Jr.	808,516	(12)	3.01%
Raymond N. Calvert	304,083	(13)	1.15%
Brian B. Dow	134,395	(14)	*
Matthew J. Gani	156,100	(15)	*
Bradford E. Gliner (16)	192,908	(17)	*
Scott C. Lynch (18)	4,119		*
Deborah L. Sheffield	117,588	(19)	*
All directors and executive officers as a group (12 persons)	2,542,210	(20)	9.14%

*	Less than 1%.

(1)	The business address of the directors and executive officers is c/o Northstar Neuroscience, Inc., 2401 Fourth Avenue, Suite 300, Seattle, Washington 98121.

(2)	Based on 26,121,138 shares of common stock outstanding as of January 21, 2009.

(3)	Consists of 3,463,926 shares held by Tang Capital Partners, LP (“TCP”), of which Mr. Tang may be deemed to have shared voting and dispositive power, as the manager of Tang Capital Management, LLC, which in turn is the general partner of TCP, 40,000 shares owned by Justin L. Tang under the Uniform Transfers to Minors Act (the “UTMA”), of which Mr. Tang has sole voting and dispositive power as trustee, 35,000 shares owned by Julian K. Tang under the UTMA, of which Mr. Tang has sole voting and dispositive power as trustee, 15,000 shares owned by Noa Y. Tang under the UTMA, of which Mr. Tang has sole voting and dispositive power as trustee, 28,000 shares owned by the Tang Advisors, LLC Profit Sharing Plan, of which Mr. Tang has sole voting and dispositive power as trustee, 27,000 shares held by Mr. Tang’s Individual Retirement Account, 125,000 shares held by the Tang Family Trust, of which Mr. Tang has shared voting and dispositive power as co-trustee, 17,000 shares owned by the Individual Retirement Account for the benefit of Chang L. Kong, of which Mr. Tang may be deemed to have shared dispositive power as a relative of Chang L. Kong, 16,000 shares owned by the Individual Retirement Account for the benefit of Chung W. Kong, of which Mr. Tang may be deemed to have shared dispositive power as a relative of Chung W. Kong, 60,000 shares owned by Joan M. Lamb, of which Mr. Tang may be deemed to have shared dispositive power as an acquaintance of Ms. Lamb, and 90,181 shares owned by the Haeyoung and Kevin Tang Foundation, Inc. (the “Foundation”), of which Mr. Tang may be deemed to have shared voting and dispositive power as the President and Treasurer of the Foundation. Mr. Tang disclaims beneficial ownership of all shares reported herein except to the extent of his pecuniary interest therein. Information provided is based solely on the most recently filed report under Section 13(d) of the Exchange Act for such beneficial owners.

(4)	Consists of 3,842,494 shares held by Barclays Capital Inc., a subsidiary of Barclays PLC. Information provided is based solely on the most recently filed report under Section 13(d) of the Exchange Act for such beneficial owners.

(5)	Consists of 2,507,847 shares held by RA Capital Healthcare Fund, L.P. (“RA Fund I”) and 31,292 shares held by RA Capital Healthcare Fund II, L.P. (“RA Fund II”). RA Capital Management, LLC (“RA Capital”) is the general partner of both RA Fund I and RA Fund II. As the manager of RA Capital, Peter Kolchinsky may be deemed to have shared voting and dispositive power over the shares which are or may be deemed to be beneficially owned by RA Capital, RA Fund I and RA Fund II. Information provided is based solely on the most recently filed report under Section 13(d) of the Exchange Act for such beneficial owners.

(6)	Consists of 1,740,000 held by Mayfield X, a Delaware Limited Partnership (“Mayfield X”), 225,000 shares held by Mayfield Principals Fund, L.L.C. (“Mayfield Principals Fund”), 290,000 shares held by Mayfield X Annex, a Delaware Limited Partnership (“Mayfield X Annex”), 79,675 shares held by Mayfield Associates Fund IV, a Delaware Limited Partnership (“Mayfield Associates IV”), 12,262 shares held by Yogen K. Dalal and 3,812 shares held by Wendell G. Van Auken, III. Mayfield X Management, L.L.C. (“X Management”) (whose managing directors are: Yogen K. Dalal; Kevin A. Fong; A. Grant Heidrich, III; David J. Ladd; Allen L. Morgan; William D. Unger; Wendell G. Van Auken, III and Robert T. Vasan) is the sole general partner of Mayfield X and the sole managing director of Mayfield Principals Fund. Mayfield X Annex Management L.L.C. (“X Annex Management”) (whose managing directors are: Yogen K. Dalal; Kevin A. Fong; A. Grant Heidrich, III; David J. Ladd; Allen L. Morgan; William D. Unger; Wendell G. Van Auken, III and Robert T. Vasan) is the sole general partner of Mayfield X Annex. Mayfield IX Management, L.L.C. (“IX Management”) (whose managing directors are: Yogen K. Dalal; Kevin A. Fong; A. Grant Heidrich, III; F. Gibson Myers, Jr.; William D. Unger and Wendell G. Van Auken, III) is the sole general partner of Mayfield Associates IV. The individual managing directors of X Management, X Annex Management and IX Management may be deemed to have shared voting and dispositive power over the shares which are or may be deemed to be beneficially owned by X Management, X Annex Management, IX Management, Mayfield X, Mayfield X Annex, Mayfield Associates IV and Mayfield Principals Fund, but disclaim such beneficial ownership except to the extent of their pecuniary interest therein. Information provided is based solely on the most recently filed report under Section 13(d) of the Exchange Act for such beneficial owners.

(7)	Consists of 721,569 shares held by Accipiter Life Sciences Fund, LP (“ALFS”) and 716,775 shares held by Accipiter Life Sciences Fund (Offshore), Ltd (“ALFS Offshore”). As the managing member of Candens Capital, LLC (“Candens”), which in turn is the general partner of ALFS, and as the managing member of Accipiter Capital Management, LLC (“ACM”), which in turn is the investment manager of ALFS Offshore, Gabe Hoffman may be deemed to have shared voting and dispositive power over the shares which are or may be deemed to be beneficially owned by Candens, ACM, ALFS and ALFS Offshore. Information provided is based solely on the most recently filed report under Section 13(d) of the Exchange Act for such beneficial owners.

(8)	Includes 294,219 shares issuable upon the exercise of stock options within 60 days of January 21, 2009, which includes 7,500 shares issuable upon the exercise of stock options that will accelerate in full effective upon the date that is 10 days prior to the date of the special meeting of shareholders, contingent upon shareholder approval of the Plan of Dissolution.

(9)	Includes 40,370 shares issuable upon the exercise of stock options within 60 days of January 21, 2009, which includes 7,500 shares issuable upon the exercise of stock options that will accelerate in full effective upon the date that is 10 days prior to the date of the special meeting of shareholders, contingent upon shareholder approval of the Plan of Dissolution.

(10)	Includes 24,583 shares issuable upon the exercise of stock options within 60 days of January 21, 2009, which includes 7,500 shares issuable upon the exercise of stock options that will accelerate in full effective upon the date that is 10 days prior to the date of the special meeting of shareholders, contingent upon shareholder approval of the Plan of Dissolution.

(11)	Includes 67,333 shares held by the D.A. Spencer Family L.P., of which Mr. Spencer has sole voting and dispositive power, and 39,444 shares issuable upon the exercise of stock options within 60 days of January 21, 2009, which includes 7,500 shares issuable upon the exercise of stock options that will accelerate in full effective upon the date that is 10 days prior to the date of the special meeting of shareholders, contingent upon shareholder approval of the Plan of Dissolution.

(12)	Includes 744,687 shares issuable upon the exercise of stock options within 60 days of January 21, 2009.

(13)	Includes 284,934 shares issuable upon the exercise of stock options within 60 days of January 21, 2009.

(14)	Includes 126,188 shares issuable upon the exercise of stock options within 60 days of January 21, 2009.

(15)	Includes 140,781 shares issuable upon the exercise of stock options within 60 days of January 21, 2009.

(16)	Mr. Gliner’s employment was terminated in July 2008 as a result of a corporate reduction in force.

(17)	Includes 162,706 shares issuable upon the exercise of stock options within 60 days of January 21, 2009.

(18)	Mr. Lynch’s employment was terminated in July 2008 as a result of a corporate reduction in force.

(19)	Includes 91,753 shares issuable upon the exercise of stock options.

(20)	Includes 1,690,357 shares issuable upon the exercise of stock options within 60 days of January 21, 2009, which includes 52,500 shares issuable upon the exercise of stock options that will accelerate in full effective upon the date that is 10 days prior to the date of the special meeting of shareholders, contingent upon shareholder approval of the Plan of Dissolution.

Equity Compensation Plan Information

The following table contains information as of December 31, 2008 for two categories of equity compensation plans. Our 1999 Plan and 2006 Plan have been approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	3,561,651	$5.03	1,393,348
Equity compensation plans not approved by shareholders	—	—	—

Total	3,561,651	$5.03	1,393,348

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Northstar has no transactions that require disclosure in this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following chart shows the aggregate Ernst & Young LLP fees for professional services in the named categories for the years ended December 31, 2008 and December 31, 2007:

	2008	2007
Audit fees (1)	$314,748	$359,790
Audit-related fees (2)	—	8,000
Tax fees (3)	14,356	49,882
All other fees (4)	4,000	1,400

Total	$333,104	$419,072

(1)	This category includes the audit of our annual financial statements, the audit of our internal control over financial reporting, review of financial statements included in our Form 10-Q reports, and services that are normally provided by the registered public accounting firm in connection with regulatory filings or engagements for those fiscal years. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of the interim financial statements.

(2)	Fees associated with the filing of our Registration Statement on Form S-3, which was declared effective on September 14, 2007.

(3)	Tax fees consisted of consultations on various tax matters and compliance with filing requirements.

(4)	All other fees consisted primarily of additional accounting fees associated with modification of employee stock options.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.    Financial Statements

The financial statements required by this item are included herein:

(a)3.	Exhibits

	Description of Document	Incorporated by Reference			Exhibit Number	Filed Herewith
Exhibit Number		Form	File No.	Date of First Filing
3.1	Amended and Restated Articles of Incorporation of the registrant	S-1	333-132135	3/1/2006	3.4

3.2	Articles of Amendment of the registrant, classifying and designating the Series A Preferred Stock	8-A	001-34078	5/23/2008	3.1

3.3	Amended and Restated Bylaws of the registrant	S-1	333-132135	3/1/2006	3.6

4.1	Rights Agreement, dated as of May 21, 2008, between the registrant and Registrar and Transfer Company, as Rights Agent (including as Exhibit A the form of Articles of Amendment, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)	8-A	001-34078	5/23/2008	4.1

10.1*	Form of Indemnification Agreement entered into between the registrant and each of its directors and officers	S-1	333-132135	3/1/2006	10.1

10.2*	Amended and Restated 1999 Stock Option Plan and related agreements	S-1	333-132135	3/1/2006	10.5

10.3*	2006 Performance Incentive Plan and related agreements	S-1	333-132135	3/1/2006	10.6

10.4	Lease Agreement, dated July 5, 2000, between the registrant and Selig Real Estate Holdings Eight	S-1	333-132135	3/1/2006	10.7

10.5	First Amendment to Lease dated July 5, 2000, dated as of July 2, 2002, between the registrant and Selig Real Estate Holdings Eight	S-1	333-132135	3/1/2006	10.8

10.6	Manufacturing Agreement, dated April 9, 2004, between the registrant and Texcel LLC	S-1	333-132135	3/1/2006	10.9

	Description of Document	Incorporated by Reference			Exhibit Number	Filed Herewith
Exhibit Number		Form	File No.	Date of First Filing
10.7	Manufacturing Agreement, dated April 9, 2004, between the registrant and SMTEK International, Inc., as amended (SMTEK International, Inc. has been acquired by CTS Electronics Manufacturing Solutions, Inc.)	S-1	333-132135	3/1/2006	10.10

10.8	Manufacturing Agreement, dated August 30, 2004, between the registrant and Avail Medical Products, Inc.	S-1	333-132135	3/1/2006	10.11

10.9	Manufacturing Agreement, dated April 8, 2004, between the registrant and Oscor, Inc.	S-1	333-132135	3/1/2006	10.12

10.10*	Consultant Agreement between the registrant and Alan J. Levy, Ph.D.	8-K	0-51951	7/2/2007	10.2

10.11*	Amended and Restated Executive Employment Agreement between the registrant and John S. Bowers Jr.	8-K	0-51951	7/2/2007	10.1

10.12*	First Amendment to Amended and Restated Executive Employment Agreement dated July 31, 2008 by and between the registrant and John S. Bowers Jr.	8-K	001-34078	7/31/2008	10.3

10.13*	Form of Employment Agreement between the registrant and Raymond N. Calvert	S-1	333-132135	3/1/2006	10.15

10.14*	First Amendment to Executive Employment Agreement dated July 31, 2008 by and between the registrant and Raymond N. Calvert	8-K	001-34078	7/31/2008	10.4

10.15*	Form of Consultant Agreement by and between the registrant and Raymond N. Calvert	8-K	001-34078	12/5/2008	10.1

10.16*	Confidential Separation Agreement and General Release of All Claims by and between the registrant and Raymond N. Calvert (including as Exhibit A and Exhibit B the forms of Amendment to Stock Option Agreements)	8-K	001-34078	12/5/2008	10.2

10.17*	Form of Employment Agreement between the registrant and Nawzer Mehta, Ph.D.	S-1	333-132135	3/1/2006	10.17

10.18*	First Amendment to Executive Employment Agreement dated July 31, 2008 by and between the registrant and Nawzer Mehta	8-K	001-34078	7/31/2008	10.5

10.19*	Form of Employment Agreement between the registrant and Bradford E. Gliner	S-1	333-132135	3/1/2006	10.18

10.20*	Form of Confidential Separation Agreement and General Release of All Claims by and between the registrant and Bradford E. Gliner	8-K	001-34078	7/31/2008	10.1

10.21*	Executive Employment Agreement by and between the registrant and Brian B. Dow	8-K	001-34078	12/5/2008	10.3

	Description of Document	Incorporated by Reference			Exhibit Number	Filed Herewith
Exhibit Number		Form	File No.	Date of First Filing
10.22*	Indemnification Agreement by and between the registrant and Brian B. Dow	8-K	001-34078	12/5/2008	10.4

10.23*	Form of Confidential Separation Agreement and General Release of All Claims by and between the registrant and Scott C. Lynch	8-K	001-34078	7/31/2008	10.2

10.24*	First Amendment to Executive Employment Agreement dated July 31, 2008 by and between the registrant and Matthew J. Gani	8-K	001-34078	7/31/2008	10.6

10.25*	Form of Executive Employment Agreement by and between the registrant and Deborah Sheffield	8-K	001-34078	9/5/2008	10.1

10.26*	Executive Management Cash Bonus Program	8-K	0-51951	4/6/2007	10.1

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Denotes a compensatory plan, contract or arrangement, in which the registrant’s directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHSTAR NEUROSCIENCE, INC.

By:	/s/ JOHN S. BOWERS JR.
John S. Bowers Jr.
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John S. Bowers Jr. with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ ALAN J. LEVY PH. D. Alan J. Levy, Ph.D.	Chairman and Director	March 18, 2009

/s/ JOHN S. BOWERS JR. John S. Bowers Jr.	President, Chief Executive Officer and Director	March 18, 2009

/s/ BRIAN B. DOW Brian B. Dow	Vice President of Finance, Chief Financial Officer and Secretary	March 18, 2009

/s/ SUSAN K. BARNES Susan K. Barnes	Director	March 18, 2009

/s/ MICHAEL D. ELLWEIN Michael D. Ellwein	Director	March 18, 2009

/s/ ALBERT J. GRAF Albert J. Graf	Director	March 18, 2009

/s/ ROBERT E. MCNAMARA Robert E. McNamara	Director	March 18, 2009

/s/ DALE A. SPENCER Dale A. Spencer	Director	March 18, 2009

/s/ CAROL D. WINSLOW Carol D. Winslow	Director	March 18, 2009

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Northstar Neuroscience, Inc.

We have audited the accompanying balance sheets of Northstar Neuroscience, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, redeemable convertible preferred stock and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008, and the period from inception (May 18, 1999) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 12, on January 5, 2009, subsequent to its fiscal year end, the Board of Directors approved a plan of liquidation and dissolution of the Company which is subject to approval by the shareholders.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northstar Neuroscience, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, and the period from inception (May 18, 1999) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective January 1, 2007; and as discussed in Note 8, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

/s/    Ernst & Young LLP

Seattle, Washington

March 18, 2009

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$8,616	$10,212
Investments, short-term	56,105	66,043
Other current assets	781	1,017

Total current assets	65,502	77,272
Investments, long-term	2,021	7,195
Property and equipment, net	705	949
Other assets	93	93

Total assets	$68,321	$85,509

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$478	$719
Accrued liabilities	1,657	2,939
Other current liabilities	176	99

Total current liabilities	2,311	3,757
Other long-term liabilities	321	502
Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 26,121,138 and 25,884,871 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	26	26
Additional paid-in capital	202,267	199,393
Deferred share-based compensation	—	(52)
Deficit accumulated during the development stage	(136,921)	(118,258)
Accumulated other comprehensive income	317	141

Total shareholders’ equity	65,689	81,250

Total liabilities and shareholders’ equity	$68,321	$85,509

See accompanying notes

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,			Period from Inception (May 18, 1999) to December 31, 2008
	2008	2007	2006
Revenue	$—	$—	$—	$463
Cost of goods sold	—	—	—	956

Gross margin	—	—	—	(493)
Operating expenses:
Research and development	11,958	19,422	18,277	96,721
General and administrative	9,160	9,441	8,653	55,167

Total operating expenses	21,118	28,863	26,930	151,888

Operating loss	(21,118)	(28,863)	(26,930)	(152,381)
Interest income, net	2,455	5,010	3,287	13,628
Other (expenses) income, net	—	—	(1,440)	1,832

Net loss	(18,663)	(23,853)	(25,083)	(136,921)
Preferred stock accretion	—	—	(2,062)	(21,406)

Net loss applicable to common shareholders	$(18,663)	$(23,853)	$(27,145)	$(158,327)

Basic and diluted net loss per share applicable to common shareholders	$(0.72)	$(0.92)	$(1.54)

Shares used in computation of basic and diluted net loss per share applicable to common shareholders	26,072,737	25,840,292	17,622,609

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

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)—(Continued)

(In thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Share-based Compensation	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amounts
Balance at December 31, 2005	22,413,765	99,860	2,091,086	2	(17,737)	(653)	(69,322)	(23)	(87,733)
Proceeds from initial public offering, net	—	—	8,165,000	8	111,971	—	—	—	111,979
Exercise of stock options at various times during the year for cash of $0.15 to $2.25 per share	—	—	503,066	1	424	—	—	—	425
Non-employee share-based compensation	—	—	—	—	171	—	—	—	171
Amortization of deferred share-based compensation	—	—	—	—	—	414	—	—	414
Employee share-based compensation under SFAS 123R	—	—	—	—	1,331	—	—	—	1,331
Preferred stock accretion	—	2,062	—	—	(2,062)	—	—	—	(2,062)
Conversion of preferred stock to common stock	(22,413,765)	(101,922)	14,942,499	15	101,907	—	—	—	101,922
Conversion of preferred stock warrants to common stock warrants	—	—	—		1,380	—	—	—	1,380
Net exercise of common stock warrants	—	—	86,605	—	—	—	—	—	—
Unrealized gain on investment securities	—	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	—	(25,083)	—	(25,083)

Comprehensive loss									(25,089)

Balance at December 31, 2006	—	$—	25,788,256	$26	$197,385	$(239)	$(94,405)	$(29)	$102,738
Exercise of stock options at various times during the year for cash of $0.42 to $11.48 per share	—	—	93,615	—	102	—	—	—	102
Non-employee share-based compensation	—	—	3,000	—	122	—	—	—	122
Amortization of deferred share-based compensation	—	—	—	—	—	63	—	—	63
Employee share-based compensation under SFAS 123R	—	—	—	—	1,908	—	—	—	1,908
Reversal of deferred share-based compensation for terminated employees	—	—	—		(124)	124	—	—	—
Unrealized gain on investment securities	—	—	—	—	—	—	—	170	170
Net loss	—	—	—	—	—	—	(23,853)	—	(23,853)

Comprehensive loss									(23,683)

Balance at December 31, 2007	—	$—	25,884,871	$26	$199,393	$(52)	$(118,258)	$141	$81,250
Exercise of stock options at various times during the year for cash of $0.42 to $2.25 per share	—	—	81,585	—	88	—	—	—	88
Non-employee share-based compensation	—	—	—	—	18	—	—	—	18
Amortization of deferred share-based compensation	—	—	—	—	—	7	—	—	7
Employee share-based compensation under SFAS 123R	—	—	154,682	—	2,813	—	—	—	2,813
Reversal of deferred share-based compensation for terminated employees	—	—	—	—	(45)	45	—	—	—
Unrealized gain on investment securities	—	—	—	—	—	—	—	176	176
Net loss	—	—	—	—	—	—	(18,663)	—	(18,663)

Comprehensive loss									(18,487)

Balance at December 31, 2008	—	$—	26,121,138	$26	$202,267	$—	$(136,921)	$317	$65,689

See accompanying notes

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,			Period from Inception (May 18, 1999) to December 31, 2008
	2008	2007	2006
Operating activities
Net loss	$(18,663)	$(23,853)	$(25,083)	$(136,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	332	274	251	2,416
Share-based compensation	2,838	2,093	1,916	8,062
Amortization of securities (discount) premium	(809)	(2,128)	(451)	(2,007)
Realized loss on investments	92	—	—	92
Non-cash loss on debt repayment	—	—	871	871
Accretion of debt original issuance discount	—	—	318	318
Revaluation of preferred stock warrants to fair value	—	—	290	290
Amortization of gain on sale of PNT assets	—	—	—	(4,096)
Lease incentive	—	—	—	902
Other non-cash items	(5)	13	(12)	37
Changes in operating assets and liabilities:
Other assets	236	121	(608)	(874)
Liabilities	(1,627)	(446)	1,988	1,730

Net cash used in operating activities	(17,606)	(23,926)	(20,520)	(129,180)
Investing activities
Purchases of property and equipment	(88)	(360)	(181)	(3,763)
Proceeds from sale of PNT assets	—	—	—	4,750
Purchases of investment securities	(100,963)	(148,482)	(149,710)	(505,795)
Sales of investment securities	10,583	—	—	10,583
Maturities of investment securities	106,390	175,025	62,095	439,324

Net cash provided (used in) by investing activities	15,922	26,183	(87,796)	(54,901)
Financing Activities
Proceeds from initial public offering, net of offering costs	—	—	111,979	111,979
Proceeds from sale of redeemable convertible preferred stock, net of offering costs	—	—	—	79,790
Proceeds from exercise of stock options, net of common stock repurchases	88	102	425	1,063
Proceeds from issuance of debt, net of offering costs	—	—	—	5,811
Issuance of warrants	—	—	—	1,090
Principal payments on debt and capital lease obligations	—	—	(7,000)	(7,036)

Net cash provided by financing activities	88	102	105,404	192,697

Net increase (decrease) in cash and cash equivalents	(1,596)	2,359	(2,912)	8,616
Cash and cash equivalents at beginning of period	10,212	7,853	10,765	—

Cash and cash equivalents at end of period	$8,616	$10,212	$7,853	$8,616

Supplemental schedule of non-cash activities:
Conversion of redeemable convertible preferred stock and warrants to common stock and warrants	$—	$—	$103,302	$103,302
Preferred stock accretion	—	—	2,062	21,406
Deferred share-based compensation	(45)	(124)	—	1,239
Interest paid	—	—	438	438

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

On January 22, 2008, we announced that our EVEREST pivotal clinical trial evaluating the use of cortical stimulation in conjunction with rehabilitation therapy for the treatment of hand and arm impairment following a stroke did not meet its primary efficacy endpoint. We subsequently concluded that additional analysis of the EVEREST trial data would not support an effort to pursue marketing approval from the FDA based on EVEREST data alone. In response to the results of our EVEREST pivotal trial, we implemented cost reduction plans and considered the broader implications of the EVEREST trial results to our business, including revisions to our business plan focusing on treating depression and available strategic alternatives to enhance shareholder value.

During the third and fourth quarters of 2008, our board of directors, with the assistance of management and Leerink Swann as a financial advisor, evaluated the options available to Northstar and its shareholders including, among others, continuing to pursue commercialization of the Renova system for one or more indications, business combinations, strategic transactions or partnering arrangements, liquidation, and other means by which to derive enhanced value for our shareholders. On January 5, 2009 our board of directors concluded that it appeared unlikely that a business combination transaction at a valuation materially in excess of the estimated liquidation value could be achieved in the near term. Based on these and other factors, our board of directors concluded that a statutory dissolution and liquidation was the preferred strategy among the alternatives available to Northstar and adopted a Plan of Complete Liquidation and Dissolution, or Plan of Dissolution, and recommended approval of the Plan of Dissolution to our shareholders. The Plan of Dissolution is subject to approval at a special meeting by our shareholders, which is expected to be held during the second quarter of 2009.

We continue to report as a development stage company, since planned principal operations have not commenced. We have not changed our basis of accounting as a result of the board of director’s approval of the Plan of Dissolution as the Plan of Dissolution is subject to shareholder approval. We operate in a single segment and management uses one measure of financial performance and does not segment its business for internal reporting.

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

Liquidity

We have incurred losses since our inception in May 1999 and, as of December 31, 2008, we had a deficit accumulated during the development stage of $136.9 million. We have funded our operations to date from public and private placements of equity securities and stock option exercises, raising net proceeds of $192.8 million through December 31, 2008.

On January 5, 2009 our board of directors approved the Plan of Dissolution. If our shareholders approve our Plan of Dissolution, we will not engage in any business activities except for the purpose of preserving the value of our assets, prosecuting and defending lawsuits by or against us, winding up our business and affairs, selling and liquidating our assets, including our intellectual property and other intangible assets, paying or otherwise settling our liabilities, including contingent liabilities, terminating all agreements and relationships and preparing to make distributions to our shareholders, in accordance with the plan of liquidation. We believe that our cash, cash equivalents, investments, and related interest income would be sufficient to meet our anticipated cash requirements under this Plan of Dissolution.

If our shareholders do not approve our Plan of Dissolution, our board of directors will explore the alternatives then available to Northstar. We believe that our existing cash, cash equivalents, investments, and related interest income would be sufficient to recommence our business operations and meet our anticipated cash requirements into 2010, if needed.

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

Investments are considered impaired when a decline in fair value is deemed to be other-than-temporary. We periodically review our investments for potential impairment. If cost exceeds fair value, we consider, among other factors, the duration and extent to which cost exceeds fair value, the financial strength of the issuer, and our intent and ability to hold the investment to maturity. Once a decline in value is deemed to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. We recorded a loss of $92,000 as a result of other-than-temporary declines in value on two securities which were subsequently sold during the fourth quarter after recording the impairment charge. No impairment losses were recognized during 2007 or 2006.

We report our marketable cash equivalents and investment securities, classified as available for sale, at fair value with changes in value recorded as a component of other comprehensive income. Pursuant to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS 157, we are required to disclose additional information that enables an assessment of the inputs used in determining the reported fair values.

Fair Value Measurement

Effective January 1, 2008, we adopted the provisions SFAS 157, which defines fair value and provides guidance for using fair value to measure certain assets and liabilities. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Accordingly, the carrying amounts of certain of our financial instruments, including our investments, continue to be valued at fair value on a recurring basis. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the inputs used to measure fair value and requires separate disclosure by level within the fair value hierarchy. In November 2007, the FASB agreed to a one-year deferral of the effective date for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. We do not believe the adoption of the portion of the pronouncement covered by the deferral will have a material impact on our results of operations or financial condition.

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

For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted cash flows. Impairment losses are measured based on the difference between the carrying amounts and estimated fair value. No impairment losses have been recognized through December 31, 2008.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense accrued and amounts paid under the lease agreement is recorded as deferred rent.

Research and Development Expenses

On January 1, 2008 we adopted Emerging Issues Task Force, or EITF consensus on Issue No. 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities , or EITF 07-3. In accordance with EITF 07-3 we recognize expense associated with prepaid, nonrefundable research and development payments to third parties over the period in which the research and development activities are performed or the services are provided, subject to an assessment of recoverability. Under our accounting policy in effect prior to the adoption of EITF 07-3, such payments were charged to research and development expense as paid. Our adoption of this standard has not had a material impact on our financial statements.

Patents

We generally apply for patent protection on our processes and products. Patent application costs are expensed as incurred, as recoverability of such expenditures is uncertain. Patent costs are classified as a component of general and administrative expenses.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances have been established to reduce deferred tax assets to the amounts expected to be realized.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain changes in equity that are excluded from net loss. Our accumulated other comprehensive income represents unrealized gains and losses on investments.

Share-Based Compensation

Share-based Compensation Pursuant to SFAS 123(R)

We recognize share-based compensation expense over the vesting period of the grant based on the fair value at the date of grant. The recognition of share-based compensation expense at fair value requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, and future forfeitures. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes over its term because of the greater possibility of significant increases in stock price. We have determined the implied volatility of future periods based primarily on the historical volatility of our common stock subsequent to our initial public offering. The expected term of options granted represents the period of time that options granted are expected to remain outstanding. The expected term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, longer option terms provide more opportunity to exploit market highs. Historical data, however, demonstrates that employees typically do not wait until the end of the contractual term of a nontransferable option to exercise. When establishing an estimate of the expected term of an award, through September 2008 we continued to use the simplified method of determining expected term as permitted by SEC Staff Accounting Bulletins 107 and 110, as we did not have sufficient exercise experience on which to base a determination of expected term. Subsequently, in consideration of our board of directors approved Plan of Complete Liquidation and Dissolution, we evaluated the term estimates and concluded that the estimate of expected term will be limited to the expected period of dissolution. This change did not have a material impact to our share-based compensation expense.

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

2.	Investments

Information regarding our investments, including our money market funds, is as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Investment Securities Fair Value	Cash Equivalents	Short-term Investments	Long-term Investments
Year ended December 31, 2008
Money market funds	$5,186	$—	$—	$5,186	$5,186	$—	$—
Government and government agency debt	40,468	244	—	40,712	1,505	39,207	—
Domestic corporate debt	20,346	85	(12)	20,419	1,500	16,898	2,021

Total	$66,000	$329	$(12)	$66,317	$8,191	$56,105	$2,021

Year ended December 31, 2007
Money market funds	$5,975	$—	$—	$5,975	$5,975	$—	$—
Government and government agency debt	6,199	9	(4)	6,204	—	3,002	3,202
Domestic corporate debt	45,010	131	(14)	45,127	—	41,134	3,993
Auction rate securities	15,450	—	—	15,450	—	15,450	—
Asset-backed securities	10,174	19	—	10,193	3,736	6,457	—

Total	$82,808	$159	$(18)	$82,949	$9,711	$66,043	$7,195

Investments by expected year of maturity, which does not include money market funds, at December 31, 2008 are as follows (in thousands):

	Amortized Cost	Fair Market Value
2009	$58,792	$59,110
2010	2,022	2,021

	$60,814	$61,131

The unrealized losses on the investment securities held at December 31, 2008 and 2007 are primarily attributable to changes in interest rates and are considered to be temporary in nature. As of December 31, 2008, no investments have had unrealized losses for greater than twelve months. During 2008, we recorded a loss of $92,000 as a result of other-than-temporary declines in value on two securities which were subsequently sold during the fourth quarter after recording the impairment charge using the specific identification method for the cost of the securities.

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

Level 1 inputs	defined as quoted prices in active markets;

Level 2 inputs	generally include inputs with other observable qualities, such as quoted prices in active markets for similar assets or quoted prices for identical assets in inactive markets; and

Level 3 inputs	valuations based on unobservable inputs.

The following table summarizes our assets that were measured at fair value at December 31, 2008 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Financial Assets at Fair Value December 31, 2008
Government and government agency debt	$—	$40,712	$—	$40,712
Domestic corporate debt	—	20,419	—	20,419

Total	$—	$61,131	$—	$61,131

3.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2008	2007
Office and lab equipment	$823	$797
Furniture, fixtures, and leasehold improvements	1,201	1,201
Software	254	192

	2,278	2,190
Accumulated depreciation and amortization	(1,573)	(1,241)

	$705	$949

4.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Clinical trial expenses	$632	$1,827
Professional services	143	257
Employee compensation	567	797
Accrued severance liability	307	—
Other	8	58

	$1,657	$2,939

5.	Lease Agreements

We entered into a non-cancelable operating lease agreement in July 2000 for office and research facilities, and amended the lease in July 2002. The amended lease commenced September 1, 2002, continues through August 2012, and includes two five-year renewal periods, at our option, at the then-market rate for comparable facilities. In addition, the lease provided for a rent credit of $420,000 to be applied to specified future periods and a tenant improvement allowance of $902,000. In accordance with SFAS No. 13, the rent credit has been factored into our straight-line rent expense calculation as a reduction of overall lease expense during the term of the lease. We utilized the tenant improvement incentive prior to occupancy, and reflect that incentive on the balance sheet both as a leasehold improvement in property and equipment and as deferred rent. The leasehold improvement is being amortized over the term of the lease. Net rent expense for the years ended December 31, 2008, 2007, and 2006 was $914,000, $763,000, and $643,000, respectively.

Future minimum lease payments for non-cancelable operating leases are as follows (in thousands):

Years ending December 31:
2009	1,143
2010	1,080
2011	1,138
2012	765
Thereafter	22

$4,148

In July 2008, we executed a 21-month sublease for a portion of our headquarters facility and recorded a loss of $122,000 equal to the difference between the sublease proceeds and the lease expense over the term of the sublease. The sublease loss is reduced monthly as rent is paid, and at December 31, 2008 was $66,000. Total payments received under all subleases during 2008, 2007, and 2006 were $131,000, $23,000, and $173,000, respectively. Future minimum lease payments to be received as of December 31, 2008 were $351,000 and $117,000 for 2009 and 2010, respectively. The sublease will terminate in 2010.

Subsequent to December 31, 2008, we entered into a Lease Termination Agreement with the lessor of our corporate headquarters. Pursuant to the terms of the Lease Termination Agreement, effective February 2009, we were released from making future payments to the lessor in exchange for a payment of $2.4 million, the surrender of our security deposit of $93,000, and assignment of our July 2008 sublease. Prior to the Lease Termination Agreement, we were contractually obligated to make payments of $4.0 million from 2009 into 2012 in connection with our lease for our corporate headquarters.

6.	Restructuring

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

In connection with our cost reduction efforts, we recorded restructuring costs in research and development and general and administrative expenses as follows (in thousands):

	Three-month Period Ended December 31, 2008			Year Ended December 31, 2008
	R&D	G&A	Total	R&D	G&A	Total
Severance and benefits	$17	$126	$143	$1,043	$493	$1,536
Stock compensation associated with acceleration of unvested equity awards	19	—	19	198	85	283
Loss on sublease of headquarters facility	—	—	—	—	122	122

Total	$36	$126	$162	$1,241	$700	$1,941

Continuation of medical benefits afforded to affected employees were primarily expensed at the time of each workforce reduction and a liability was established for future termination and benefit costs. The following table summarizes the 2008 termination and benefit costs liability activity, including payments of severance amounts accrued as of December 31, 2008 (in thousands):

Accrued severance liability as of January 1, 2008	—
Severance and benefit expenses for the year-ended December 31, 2008	$1,595
Adjustments to liability, net	(59)
Cash payments made in 2008	(1,229)

Accrued severance liability as of December 31, 2008	$307

As a result of the pending Plan of Dissolution, on January 30, 2009, we implemented a reduction in our workforce of approximately 64%, leaving us with 13 employees. We expect to terminate substantially all of the remaining workforce by the end of the second quarter of 2009, with a small number of employees remaining to assist in the wind down of the Company’s operations, subject to shareholder approval. We expect to incur additional charges of $4.3 million in 2009 related to termination benefits, including $1.8 million of non-cash share-based compensation relating to the acceleration of equity award vesting.

7.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2008, we have recorded a valuation allowance equal to our total net deferred tax assets due to the uncertainty of ultimately realizing tax benefits of approximately $3.0 million. We are subject to audit by the IRS for all years since inception.

In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 , or FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes , or SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

On January 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes. We did not have any unrecognized tax benefits that would require an adjustment to the January 1, 2007 beginning balance of retained earnings, and adoption did not impact our financial position, results of operations or cash flows. We did not have any unrecognized tax benefits at January 1, 2007, at December 31, 2007, or at December 31, 2008. Our policy is to classify any interest and penalties as a component of tax expense. To date, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

Significant components of the deferred tax assets and liabilities approximated the following (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$1,516	$39,457
Research and development tax credits	124	2,479
Equity based compensation	1,223	649
Book expense in excess of tax	338	327

Total deferred tax assets	3,201	42,912
Deferred tax liability:
Tax expense in excess of book	(188)	(104)

Total deferred tax assets and liabilities	3,013	42,808
Less valuation allowance	(3,013)	(42,808)

Net deferred tax assets and liabilities	$—	$—

We recognized a valuation allowance equal to the total deferred tax assets and liabilities due to the uncertainty of realizing the benefits of the assets. The valuation reserve decreased by $39.8 million in 2008 primarily due to impairment of the net operating loss carryforwards and research tax credits resulting from limitations imposed by Section 382 and 383 of the Internal Revenue Code of 1986, as amended. The valuation reserve increased by $8.5 million in 2007, and $10.2 million in 2006, primarily due to the increase in net operating loss carryforwards.

At December 31, 2008, we had net operating loss carryforwards of approximately $4.3 million and research and development tax credits of approximately $125,000, for tax reporting purposes. These net operating loss carryforwards and tax credits will expire in 2028.

In accordance with Section 382 of the Internal Revenue Code (IRC Sec. 382), a change in ownership of greater than 50% within a three-year period places an annual limitation on our ability to utilize existing net operating loss carryforwards. On September 22, 2008, we underwent a change in ownership within the meaning of IRC Sec. 382. As a result, of our total tax reported net operating losses and tax credit carryforwards, approximately $124.4 million and $2.8 million, respectively, have been deemed unusable and have not been included in our deferred tax assets.

Under SFAS 123(R), excess tax benefits related to stock option deductions incurred after December 31, 2005, are recognized in the period in which the tax deduction is realized as a reduction of income taxes payable. Due to the restrictions placed on the net operating losses resulting from the change in ownership within the meaning of IRC Sec. 382, there are no stock option tax benefits that will be recorded as an increase in additional paid-in capital.

8.	Shareholders’ Equity (Deficit)

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

Common Stock Warrants

As of December 31, 2008 and 2007, a warrant to purchase 71,279 shares of common stock at $7.155 per share was outstanding.

Preferred Stock

As of December 31, 2008, we were authorized to issue 5,000,000 shares of preferred stock. Our board of directors has the authority, without action by the shareholders, to designate and issue shares of preferred stock in one or more series. The board of directors may also designate the rights, preferences and powers of each series of preferred stock, any or all of which may be greater than the rights of the common stock including restrictions of dividends on the common stock, dilution of the voting power of the common stock, reduction of the liquidation rights of the common stock, and delaying or preventing a change in control without further action by the shareholders. The board of directors has not designated any rights, preference or powers of any preferred stock and no preferred shares have been issued subsequent to our IPO.

Since inception, we have issued Series A through E redeemable convertible preferred stock. In connection with the completion of our IPO on May 4, 2006, all shares of then-outstanding redeemable convertible preferred stock converted into 14,942,499 shares of common stock. As of December 31, 2008 no shares of redeemable convertible preferred stock were outstanding.

A summary of the redeemable convertible preferred stock activity for the years ended December 31, 2008, 2007 and 2006, is as follows (in thousands):

	Series A Redeemable Convertible Preferred Stock	Series B Redeemable Convertible Preferred Stock	Series C Redeemable Convertible Preferred Stock	Series D Redeemable Convertible Preferred Stock	Series E Redeemable Convertible Preferred Stock	Total
Balance at December 31, 2005	$4,461	$12,172	$12,098	$45,683	$25,446	$99,860
Accretion to redemption value	92	251	250	943	526	2,062
Conversion to common shares on May 4, 2006	(4,553)	(12,423)	(12,348)	(46,626)	(25,972)	(101,922)

Balance at December 31, 2006	$—	$—	$—	$—	$—	$—
	—	—	—	—	—	—

Balance at December 31, 2007	$—	$—	$—	$—	$—	$—
	—	—	—	—	—	—

Balance at December 31, 2008	$—	$—	$—	$—	$—	$—

Shareholder Rights Agreement

In May 2008, our board of directors, adopted a Shareholder Rights Agreement and amended our Articles of Incorporation to designate 50,000 shares of our authorized preferred stock shares as Series A Preferred Stock, or Series A, $0.001 par value per share. Under the Shareholder Rights Agreement, the board of directors declared a dividend of one purchase right, or Right, to purchase one one-thousandth of a share of our Series A for each outstanding share of our Common Stock. Subject to the provisions of the Shareholder Rights Agreement, the Rights have an exercise price of $12.18 per Right and provide the holders with the right to purchase shares of our Series A, in the event a person or group acquires beneficial ownership of 15% or more of our Common Stock.

No shares of Series A are issued or outstanding at December 31, 2008. Series A, when and if issued, will be nonredeemable and junior to any other series of preferred stock we may issue and have certain preferential rights in comparison to our Common Stock including: a preferential cumulative quarterly dividend in an amount equal to 1,000 times the dividend declared on each share of Common Stock, liquidation and merger related rights equal to 1,000 times the aggregate amount to be distributed per share of Common Stock, and preferential voting rights equal to 1,000 votes, in each case per full share of Series A. The rights of the Series A as to dividends, liquidation and voting, and in the event of mergers and consolidations, are protected by customary anti-dilution provisions.

Stock Option Plans

As of December 31, 2008, we had one active share-based compensation plan, the 2006 Performance Incentive Plan (2006 Plan). Prior to the 2006 Plan becoming effective, we granted options under the 1999 Stock Option Plan (1999 Plan). Upon the 2006 Plan becoming effective on May 4, 2006, the 1999 Plan terminated. Shares subject to outstanding options as of the date of the 1999 Plan termination will continue to be outstanding and subject to the terms of the 1999 Plan, and, to the extent such options expire or terminate without being exercised in full, will be rolled into the 2006 Plan.

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

Options and restricted stock awards, or RSAs, granted under the 2006 Plan vest over a service period ranging from immediate vesting to four years. Options outstanding under the 1999 Plan generally are immediately exercisable, but the underlying shares are then subject to our repurchase upon exercise. In the event that the optionee terminates employment or providing service, we have the option to repurchase the shares at the price originally paid at exercise by the optionee. These repurchase rights generally lapse over the service period of four years at a rate of 25% per year from the optionee’s date of hire, or another date specified at the time the option was granted. Options and awards granted under the 2006 Plan and 1999 Plan expire no later than 10 years from the date of grant.

Through December 31, 2005, the fair value of our common stock was determined by our board of directors in consultation with management. During the year ended December 31, 2005, we granted stock options with exercise prices ranging from $1.20 to $2.25 per share. In consideration of the guidance set forth in the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation , and a valuation of the our common stock by an independent third party, we subsequently determined that the fair value of our common stock during 2005 ranged from $1.20 to $8.69 per share. In accordance with APB 25, deferred share-based compensation of $1.2 million was recorded during the year ended December 31, 2005, all of which has been expensed through December 31, 2008.

In January 2007, we entered into employment agreements with certain of our newly promoted executive officers. We amended executive employment agreements in the third quarter of 2008. The employment agreements, as amended, provide for acceleration of vesting of outstanding stock options and other outstanding stock awards upon the occurrence of certain events, including certain change in control and termination of employment. These agreements and the underlying modification of vesting terms of the grants did not result in additional compensation, as the vesting terms did not impact the value of the options.

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

The provisions of SFAS 123(R) retain the previous accounting practices of share-based payments made to non-employees pursuant to Emerging Issues Task Force (EITF) Issue 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services , which requires measuring the stock options at fair value and remeasuring such stock options to the current fair value until the performance date has been reached.

We recorded total share-based compensation expense as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Research and development	$917	$834	$1,174
General and administrative	1,940	1,259	742

	2,857	2,093	1,916

As of December 31, 2008 unrecognized share-based compensation expense related to unvested share options totaled $4.7 million.

The fair value of share-based payments made to employees, including non-employee directors, during 2006 through 2008, and non-employees for 2006 through 2008, was estimated on the measurement date using the Black-Scholes option-pricing model. Prior to 2006, the fair value of employee options for pro-forma disclosure purposes was determined using the minimum value. For the applicable years, the following assumptions were used to determine the fair value using the Black-Scholes option-pricing model:

	Year ended December 31,
	2008	2007	2006
Risk-free interest rate	0.23-3.3%	3.8-4.7%	4.6-5.0%
Dividend yield	0.0%	0.0%	0.0%
Expected/contractual term (in years)	0.4-9.8	5.0-9.9	5.0-10.0
Volatility	40-100%	40%	40-50%

Pursuant to SFAS 123(R), our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, and future forfeitures. Our future forfeiture provision is an estimate of the share-based awards expected to be cancelled prior to vesting. During 2008, management decreased the expected forfeiture rate based upon several factors including the revisions to our business plan. The change in estimate of the forfeiture rate resulted in non-cash compensation cost increases during 2008 of $213,000 in research and development expenses, and $199,000 in general and administrative expenses, or a $0.02 charge per share applicable to common shareholders.

A summary of our stock option activity and related information for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008		2007		2006
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	2,544,237	$8.13	1,774,317	$5.73	1,595,910	$1.01
Granted at fair value	2,415,000	1.75	978,353	12.04	704,826	12.87
Exercised	(81,585)	1.07	(103,074)	1.13	(503,059)	0.85
Cancelled	(1,316,001)	5.20	(105,359)	10.64	(23,360)	3.93

Outstanding at end of year	3,561,651	$5.03	2,544,237	$8.13	1,774,317	$5.73

Outstanding options vested and exercisable, but not subject to repurchase at year-end	1,450,195	$6.41	1,215,905	$4.61	994,144	$3.26
Intrinsic value of in-the-money outstanding options	$374,000		$7,792,000		$15,705,000
Intrinsic value of in-the-money outstanding options vested and exercisable	$365,000		$7,016,000		$11,123,000

Weighted-average fair value of options granted during the period	$0.76		$5.55		$6.58

The total intrinsic value of options exercised, determined as of the date of exercise, during the years ended December 31, 2008, December 31, 2007, and December 31, 2006 was $60,000, $1.1 million, and $5.4 million, respectively. The total fair value of shares vested during 2008, 2007, and 2006 was approximately $1.8 million, $1.1 million, and $1.1 million, respectively.

Exercise prices for options outstanding at December 31, 2008 are as follows:

Range of Exercises Prices	Number of Shares	Weighted- Average Remaining Contractual Life (in years)	Outstanding Options Vested and Exercisable, but Not Subject to Repurchase	Weighted- Average Remaining Contractual Life (in years)
$0.15-$1.71	790,836	5.1	702,661	4.6
$1.72-$2.25	1,607,666	9.3	68,828	8.9
$8.88-$11.82	789,496	8.1	427,905	8.0
$11.83-$16.45	373,653	7.9	250,801	7.7

	3,561,651	7.9	1,450,195	6.3

Subsequent to December 31, 2008, we accelerated vesting of 1,934,786 stock option grants pursuant to the terms of employment and equity grant agreements.

To date, we have issued 211,000 RSAs which vest through 2010. We estimated the fair value of RSAs based on the closing price of our common stock on the date of grant.

The following table summarizes our RSA activity for the year-ended December 31, 2008:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Unvested RSAs at December 31, 2007	—	$—
Granted	211,000	1.71
Vested	(47,616)	1.71
Cancelled	(56,318)	1.72

Unvested RSAs at December 31, 2008	107,066	1.70

9.	Net Loss Per Common Share

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

The following table presents the computation of basic and diluted net loss per share applicable to common shareholders (in thousands, except share and per share data):

	Year Ended December 31,
	2008	2007	2006
Historical
Numerator:
Net loss applicable to common shareholders	$(18,663)	$(23,853)	$(27,145)

Denominator:
Weighted average shares used in computation of basic and diluted net loss per share applicable to common shareholders	26,072,737	25,840,292	17,662,609

Basic and diluted net loss per share applicable to common shareholders	$(0.72)	$(0.92)	$(1.54)

Antidilutive securities excluded from diluted net loss applicable to common shareholders:
Preferred stock	—	—	4,939,326
Warrants and options outstanding	3,632,930	2,615,516	1,899,314

10.	Shares Reserved

At December 31, 2008, common stock is reserved for the following purposes:

Stock Options
Options outstanding	3,561,651
Shares reserved for future grants	1,393,348
Warrants to purchase common stock	71,279

5,026,278

11.	Defined Contribution Plan

We sponsor a defined contribution 401(k) plan (401(k) Plan), which commenced in 2000, in which employees may contribute pretax earnings, up to the maximum allowed by law. The 401(k) Plan permits discretionary contributions, however, we have made no contributions to date.

12.	Subsequent Events

On January 5, 2009 our board of directors adopted a Plan of Complete Liquidation and Dissolution, or Plan of Dissolution, and recommended approval of the Plan of Dissolution to our shareholders. The Plan of Dissolution is subject to approval by our shareholders at a special meeting of shareholders which is expected to be held in the second quarter of 2009.

As a result of the pending Plan of Dissolution, we have put into place a plan to eliminate the remaining workforce. On January 30, 2009, we implemented a reduction in our workforce of approximately 64%, leaving us with 13 employees. The Company expects to terminate substantially all of the remaining workforce by the end of the second quarter of 2009, with a small number of employees remaining to assist in the wind down of the Company’s operations, subject to shareholder approval. As a result, we expect to incur additional charges of $4.3 million in 2009 related to termination benefits, including $1.8 million of non-cash share-based compensation relating to the acceleration of equity award vesting, for employees with termination dates on or after January 30, 2009.

In March 2009, we entered into a Lease Termination Agreement with the lessor of our corporate headquarters. Pursuant to the terms of the Lease Termination Agreement, we were released from making future payments to the lessor in exchange for a payment of $2.4 million, the surrender of our security deposit of $93,000, and assignment of our July 2008 sublease.

13.	Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 (in thousands):

	For the Three Months Ended
	December 31	September 30	June 30	March 31
Year ended December 31, 2008
Total operating expenses	$5,184	$4,795	$4,787	$6,352
Net loss	(4,767)	(4,342)	(4,124)	(5,430)
Basic and diluted net loss per share	(0.18)	(0.17)	(0.16)	(0.21)

	For the Three Months Ended
	December 31	September 30	June 30	March 31
Year ended December 31, 2007
Total operating expenses	$6,007	$6,640	$8,276	$7,940
Net loss	(4,857)	(5,421)	(6,986)	(6,589)
Basic and diluted net loss per share	(0.19)	(0.21)	(0.27)	(0.26)