Form 10-Q
period 2009-03-31
Northstar Neuroscience, Inc.
filed 2009-05-13
CIK 1351509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(206) 300-0204

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 26,588,195 shares of Common Stock, $0.001 par value per share, outstanding as of April 24, 2009.

NORTHSTAR NEUROSCIENCE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	3

	Statements of Operations for the three-month periods ended March 31, 2009 and 2008 and period from inception (May 18, 1999) to March 31, 2009 (unaudited)	4

	Statements of Cash Flows for the three-month periods ended March 31, 2009 and 2008 and period from inception (May 18, 1999) to March 31, 2009 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION		15

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	24

Signatures		25

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,666	$8,616
Investments, short-term	35,537	56,105
Other current assets	543	781
Property and equipment, held for sale	55	—

Total current assets	59,801	65,502
Investments, long-term	1,014	2,021
Property and equipment, net	—	705
Other assets	—	93

Total assets	$60,815	$68,321

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$307	$478
Accrued liabilities	1,573	1,657
Other current liabilities	—	176

Total current liabilities	1,880	2,311
Other long-term liabilities	—	321
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 26,581,314 and 26,121,138 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	27	26
Additional paid-in capital	204,596	202,267
Deficit accumulated during the development stage	(145,819)	(136,921)
Accumulated other comprehensive income	131	317

Total shareholders’ equity	58,935	65,689

Total liabilities and shareholders’ equity	$60,815	$68,321

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three-month Period Ended March 31,		Period from Inception (May 18, 1999) to March 31, 2009
	2009	2008
Revenue	$—	$—	$463
Cost of goods sold	—	—	956

Gross margin	—	—	(493)
Operating expenses:
Research and development	122	3,978	96,843
General and administrative	8,413	2,374	63,580
Impairment on property and equipment	650	—	650

Total operating expenses	9,185	6,352	161,073

Operating loss	(9,185)	(6,352)	(161,566)
Interest income, net	287	922	13,915
Other income, net	—	—	1,832

Net loss	(8,898)	(5,430)	(145,819)
Preferred stock accretion	—	—	(21,406)

Net loss applicable to common shareholders	$(8,898)	(5,430)	$(167,225)

Basic and diluted net loss per share applicable to common shareholders	$(0.34)	$(0.21)

Shares used in computation of basic and diluted net loss per share applicable to common shareholders	26,228,881	25,893,657

See accompanying notes.

NORTHSTAR NEUROSCIENCE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three-month Period Ended March 31,		Period from Inception (May 18, 1999) to March 31, 2009
	2009	2008
Operating activities
Net loss	$(8,898)	$(5,430)	$(145,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	83	2,416
Share-based compensation	1,895	601	9,957
Amortization of securities discount	(158)	(301)	(2,165)
Impairment on property and equipment	650	—	742
Other non-cash items	(8)	(10)	(1,686)
Changes in operating assets and liabilities:
Other assets	331	256	(543)
Liabilities	(752)	(1,170)	978

Net cash used in operating activities	(6,940)	(5,971)	(136,120)
Investing activities
Purchases of property and equipment	—	(57)	(3,763)
Proceeds from sale of assets	—	—	4,750
Purchases of investment securities	(5,995)	(31,698)	(511,790)
Sales of investment securities	—	—	10,583
Maturities of investment securities	27,550	37,683	466,874

Net cash provided by (used in) investing activities	21,555	5,928	(33,346)
Financing activities
Proceeds from initial public offering, net of offering costs	—	—	111,979
Proceeds from sale of redeemable convertible preferred stock, net of offering costs	—	—	79,790
Proceeds from exercise of stock options, net of common stock repurchases	435	15	1,498
Proceeds from issuance of debt, net of offering costs	—	—	5,811
Proceeds from issuance of warrants	—	—	1,090
Principal payments on debt and capital lease obligations	—	—	(7,036)

Net cash provided by financing activities	435	15	193,132

Net increase (decrease) in cash and cash equivalents	15,050	(28)	23,666
Cash and cash equivalents at beginning of period	8,616	10,212	—

Cash and cash equivalents at end of period	$23,666	$10,184	$23,666

Supplemental schedule of non-cash activities
Deferred share-based compensation	$—	$(45)	$1,239

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

On January 5, 2009, after a period of evaluating the options available to Northstar and its shareholders, our board of directors concluded that it appeared unlikely that a business combination transaction at a valuation materially in excess of the estimated liquidation value could be achieved in the near term. Based on these and other factors, our board of directors concluded that a statutory dissolution and liquidation was the preferred strategy among the alternatives available to Northstar and adopted a Plan of Complete Liquidation and Dissolution, or Plan of Dissolution, and recommended approval of the Plan of Dissolution to our shareholders. The Plan of Dissolution is subject to approval at a special meeting of our shareholders, which is scheduled for May 14, 2009.

We continue to report as a development stage company, since planned principal operations have not commenced. We have not changed our basis of accounting as a result of the board of director’s approval of the Plan of Dissolution as it is subject to shareholder approval. We operate in a single segment and management uses one measure of financial performance and does not segment its business for internal reporting.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited balance sheets, statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results of operations have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period. These financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2008 has been derived from the audited financial statements as of that date, but is not accompanied by all disclosures required by GAAP.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and the unrealized gains and losses on the portfolio of securities available-for-sale. Unrealized gains (losses) for the three-month periods ended March 31, 2009 and 2008 were $187,000 and $107,000, respectively. The total comprehensive loss for the three-month periods ended March 31, 2009 and 2008 was $8.7 million and $5.3 million, respectively.

Property and Equipment and Impairment of Long-Lived Assets

As part of the board of director’s Plan of Dissolution, our property and equipment were held for sale and recorded at the lower of cost, net of accumulated depreciation, or current fair value, less costs to sell. During the quarter ended March 31, 2009, impairment losses were recorded for the full carrying amount of leasehold improvements as we executed a Lease Termination Agreement and will abandon all leasehold improvements. Capitalized software costs were considered abandoned as no resale value is expected to be realized. Our office equipment, lab equipment, furniture and fixtures were recorded as available for sale at the lower of cost, net of accumulated depreciation or current fair value, less costs to sell. As a result of the classification of our property and equipment as assets held for sale, we did not recognize depreciation expense during the three-month period ended March 31, 2009.

Recent Accounting Pronouncements

Effective January 1, 2009, we adopted FSP 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2. FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of the first quarter of fiscal 2009. The adoption of SFAS 157 with respect to non-financial assets and liabilities did not have a significant impact on our financial statements.

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

As of March 31, 2009, our cash equivalents and investment securities consisted of money market funds, government and government agency debt, and domestic corporate debt. Amounts are recorded at fair value. The following table summarizes, by major security type, the values of our cash equivalents and investment securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Realized Losses	Total at Fair Value
Money market funds	$5,925	$—	$—	$—	$5,925
Government and agency debt	37,897	105	(4)	—	37,998
Domestic corporate debt	15,246	30	—	—	15,276

	$59,068	$135	$(4)	$—	$59,199

4.	Property and Equipment

Pursuant to the Plan of Dissolution approved by our board of directors, all of our remaining recorded furniture, fixtures and equipment are to be sold or disposed in their present condition. As such, we have taken impairment losses with respect to all asset categories. Leasehold improvements have been impaired for their full carrying value as we have abandoned substantially all of our facility, and have terminated our facility lease. Capitalized software costs have been charged off as no value is expected to be realized. Our office equipment, lab equipment, furniture and fixtures are classified as held for sale, and are recorded at the lower of cost, net of accumulated depreciation or current fair value. As a result of the impairment of all of our assets, we have recorded a $650,000 charge to impairment losses and reduced the carrying value of our assets to $55,000, and have not recorded any depreciation for the three-month period ended March 31, 2009.

5.	Fair Value Measurement

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

Level 1 inputs	defined as quoted prices in active markets;

Level 2 inputs	generally include inputs with other observable qualities, such as quoted prices in active markets for similar assets or quoted prices for identical assets in inactive markets; and

Level 3 inputs	valuations based on unobservable inputs.

The following table summarizes our assets that were measured at fair value as of March 31, 2009 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Financial Assets at Fair Value March 31, 2009
Government and government agency debt	$—	$37,998	$—	$37,998
Domestic corporate debt	—	15,276	—	15,276
Property and equipment, held for sale	—	49	—	49

Total	$—	$53,323	$—	$53,323

Property and equipment held for sale, including office equipment, furniture and fixtures, with a carrying amount of $252,000 were written down to their fair value of $49,000, less costs to sell of $6,000, resulting in an impairment charge of $209,000 included in the impairment loss category in our statement of operations. An additional impairment charge of $441,000 was recorded against the carrying amount for leasehold improvements and capitalized software during the current quarter. No adjustments were recorded to the carrying amount for electronic equipment of $12,000, as the fair value exceeded the cost of such assets.

The following table summarizes our assets that were measured at fair value at December 31, 2008 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Financial Assets at Fair Value December 31, 2008
Government and government agency debt	$—	$40,712	$—	$40,712
Domestic corporate debt	—	20,419	—	20,419

Total	$—	$61,131	$—	$61,131

6.	Leases

In March 2009 as a result of our board of director’s adoption of the Plan of Dissolution, we entered into a Lease Termination Agreement with the lessor of our corporate headquarters resulting in a net lease termination charge of $2.1 million. Pursuant to the terms of the Lease Termination Agreement, effective February 2009, we were released from making future payments to the lessor in exchange for a cash payment of $2.4 million, the surrender of our previously paid $93,000 security deposit, and assignment of our July 2008 sublease. Upon executing the Lease Termination Agreement, we released, without additional cash payments, previously recorded liabilities relating to straight-line lease expense recognition and sublease loss accruals totaling $467,000 and remaining expenses associated with the lease buy-out were recorded as part of operating expenses during the current quarter.

As a result of the Lease Termination Agreement and payment made, our lease payments obligations of $4.0 million from 2009 into 2012 have been eliminated.

7.	Share-based Compensation

As of March 31, 2009, we had one active share-based compensation plan, the 2006 Performance Incentive Plan, and one terminated plan, the 1999 Stock Option Plan. We recorded total share-based compensation expense for stock options and restricted stock awards, or RSAs, as follows (in thousands):

	Three-month Period Ended March 31,
	2009	2008
Research and development	$—	$225
General and administrative	1,895	376

	$1,895	$601

Unrecognized share-based compensation expense as of March 31, 2009 totaled $3.0 million and will be recognized over the remaining vesting periods of the awards, which generally vest over one to four years.

We estimated the fair value of stock options using the Black-Scholes option-pricing model using the following assumptions:

	Three-month Period Ended March 31,
	2009	2008
Risk-free interest rate	0.17%	2.5%
Dividend yield	0.0%	0.0%
Expected/contractual term (in years)	0.42	5.0-6.1
Volatility	20%	40%

A summary of our stock option activity and related information for the three-month period ended March 31, 2009 is as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2008	3,561,651	$5.03
Granted at fair value	45,000	1.91
Exercised	(1,216,869)	1.55
Cancelled	(157,122)	11.52

Outstanding at March 31, 2009	2,232,660	$6.41

Outstanding options vested and exercisable, but not subject to repurchase at March 31, 2009	1,960,193	$5.89
Intrinsic value of in-the-money outstanding options	$512,000
Intrinsic value of in-the-money outstanding options vested and exercisable	$503,000
Weighted-average fair value of options granted during the period	$0.10

The total intrinsic values of options exercised, determined as of the date of exercise, during the three-month period ended March 31, 2009 was $439,000.

To date, we have issued 211,000 RSAs which completed vesting during the three-month period ended March 31, 2009. We estimated the fair value of RSAs based on the closing price of our common stock on the date of grant.

The following table summarizes our RSA activity for the three-month period ended March 31, 2009:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Unvested RSAs at December 31, 2008	107,066	$1.70
Granted	—	—
Vested	(72,111)	1.70
Forfeited	(34,955)	1.70

Outstanding at March 31, 2009	—	—

8.	Loss Per Common Share

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

The following table presents the computation of basic and diluted net loss per share applicable to common shareholders (in thousands, except share and per share data):

	Three-month Period Ended March 31,
	2009	2008
Numerator:
Net loss applicable to common shareholders	$(8,898)	$(5,430)

Denominator:
Weighted-average shares used in computation of basic and diluted net loss applicable to common shareholders	26,228,881	25,893,657

Basic and diluted net loss per share applicable to common shareholders	$(0.34)	$(0.21)

Antidilutive securities excluded from diluted net loss applicable to common shareholders:
Warrants, RSAs and options outstanding	2,303,939	2,457,418

9.	Restructuring

On January 22, 2008, we announced that our EVEREST pivotal trial failed to meet its primary endpoint. In response to the results of the EVEREST trial, on February 15, 2008, we implemented a cost reduction plan that included the elimination of costs associated with our planned commercial product launch, modifications to our clinical and development programs, and reduction of our workforce of permanent and contract personnel by approximately 32%, including 19 permanent employees. On July 31, 2008, we revised our strategic plan to focus our research and development efforts exclusively on our depression therapy and in conjunction with this revised plan we announced further cost reduction efforts. These efforts included suspending our stroke research program, the elimination of an additional 20 permanent employees, and the sublease of approximately 40% of our headquarters facility.

On January 5, 2009, our board of directors adopted the Plan of Dissolution. The Plan of Dissolution is subject to approval of our shareholders at a special meeting of shareholders which is scheduled for May 14, 2009. As a result of the pending Plan of Dissolution, we have implemented a reduction of our workforce of approximately 83% leaving us with five employees as of May 1, 2009. As of March 31, 2009, we had substantially reduced our work force, terminated our facility lease, ceased substantially all of our operations, and commenced activities to terminate all of our ongoing clinical trials.

The Plan of Dissolution contemplates an orderly windup of our business and operations. If our shareholders approve the Plan of Dissolution, we intend to file articles of dissolution, satisfy or resolve our remaining liabilities and obligations, including but not limited to contingent liabilities and claims, ongoing clinical trial obligations, , severance for terminated employees, and costs associated with the liquidation and dissolution, and make one or more distributions to our shareholders of cash available for distribution, subject to applicable legal requirements. Following shareholder approval of the Plan of Dissolution and the filing of articles of dissolution, we anticipate delisting our common stock from NASDAQ.

In March 2009, we entered into a Lease Termination Agreement with the lessor of our corporate headquarters. Pursuant to the terms of the Lease Termination Agreement, we were released from making future payments to the lessor in exchange for a payment of $2.4 million, the surrender of our security deposit of $93,000, and assignment of our July 2008 sublease. Upon executing the Lease Termination Agreement, we released previously recorded liabilities relating to straight-line lease expense recognition and sublease loss accruals totaling $467,000.

In connection with our cost reduction efforts, we recorded restructuring costs in general and administrative expenses as follows (in thousands):

Three-month period ended March 31, 2009
G&A
Severance and benefits	$2,027
Stock compensation associated with acceleration of unvested equity awards	1,597
Lease termination expense, net	2,055

Total	$5,679

Additionally, as a result of our reduction in force related to the Plan of Dissolution, we expect to incur additional charges of $377,000 related to termination benefits for employees who were impacted by our restructuring but had termination dates after March 31, 2009.

Continuation of medical benefits afforded to affected employees were primarily expensed at the time of each workforce reduction and a liability was established for future termination and benefit costs. The following table summarizes the 2009 restructuring costs liability activity, including payments of severance amounts and the remaining amount accrued as of March 31, 2009 (in thousands):

Accrued restructuring liability as of December 31, 2008	$307
Severance and benefit expenses for the three-month period ended March 31, 2009	2,027
Lease termination expense, net	2,055
Adjustments to liability, net	(53)
Cash payments made during the three-month period ended March 31, 2009	(3,544)

Accrued restructuring liability as March 31, 2009	$792

10.	Commitments and Contingencies

In July 2008, a putative class action complaint was filed against our board of directors in the King County Washington Superior Court. The lawsuit was filed by one of our alleged shareholders, on behalf of himself and all others similarly situated. The complaint alleges, among other things, that our board of directors breached its fiduciary duties to shareholders in connection with two alleged proposed acquisition offers. The complaint seeks, among other things, injunctive relief and attorneys’ fees and costs, but does not seek direct monetary damages from us. Both we and our board of directors believe that the allegations in the complaint are without merit and we intend to vigorously defend the matter.

11.	Subsequent Events

Subsequent to March 31, 2009, we sold substantially all of our non-core assets, including office equipment, lab equipment, furniture and fixtures, and received $114,000, net of selling costs, resulting in a $60,000 gain on sale.

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

Northstar Neuroscience, Inc. is a development stage medical device company incorporated in the State of Washington on May 18, 1999. Historically we have focused our operations on developing and commercializing innovative neuromodulation therapies to restore function and quality of life for people suffering from neurological diseases and disorders. Our proprietary Renova™ Cortical Stimulation System is designed to deliver targeted electrical stimulation to the cortex, the outermost layer of the brain, in a process called cortical stimulation.

During the past three years, we conducted research investigating cortical stimulation therapy for the treatment of treatment resistant depression, or TRD, stroke related upper extremity hemiparesis, and tinnitus using our Renova system. The PROSPECT and SAHALE studies were our first feasibility trials evaluating cortical stimulation therapy in patients with TRD and tinnitus, respectively. EVEREST was our pivotal clinical trial for patients suffering from upper extremity hemiparesis, impairment of the hand and arm, resulting from stroke. On January 22, 2008, we announced that our EVEREST pivotal clinical trial evaluating the use of cortical stimulation in conjunction with rehabilitation therapy for the treatment of hand and arm impairment following a stroke did not meet its primary efficacy endpoint. We subsequently concluded that additional analysis of the EVEREST trial data would not support an effort to pursue marketing approval from the FDA based on EVEREST data alone. In response to the results of our EVEREST pivotal trial, we implemented cost reduction plans and considered the broader implications of the EVEREST trial results to our business, including revisions to our business plan focusing on treating depression and available strategic alternatives to enhance shareholder value.

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

The Plan of Dissolution requires approval of our shareholders at a special meeting of shareholders which is scheduled for May 14, 2009. If our shareholders approve our Plan of Dissolution, we will pursue a revenue clearance certificate from the Washington State Department of Revenue, and once the revenue clearance certificate is received, we will file Articles of Dissolution with the State of Washington Secretary of State. Thereafter, we will not engage in any business activities except for the purpose of preserving the value of our assets, prosecuting and defending lawsuits by or against us, winding up our business and affairs, selling and monetizing our non-cash assets, including our intellectual property and other intangible assets, paying or otherwise settling our liabilities, including contingent liabilities, terminating agreements and relationships, and preparing to make distributions to our shareholders, in accordance with the Plan of Dissolution.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as reported expenses during the reporting periods. We periodically evaluate our estimates, including, but not limited to those related to share-based compensation and clinical trial accruals. We base our estimates on historical experience and on other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Our critical accounting policies and estimates have not changed significantly from those policies and estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 17, 2009.

As part of the Plan of Dissolution, our property and equipment are held as available for sale and recorded at the lower of cost, net of accumulated depreciation, or current fair value, less costs to sell. During the quarter ended March 31, 2009, impairment losses were recorded for the full carrying amount of leasehold improvements as we executed a Lease Termination Agreement. Capitalized software costs were considered abandoned as no resale value is expected to be realized. Our office equipment, lab equipment, furniture and fixtures were recorded as held for sale at the lower of cost, net of accumulated depreciation or current fair value, less costs to sell. As a result of the impairment identified on all of our assets, we did not recognize depreciation expense during the three month period ended March 31, 2009.

Effective January 1, 2009, we adopted FSP 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2. FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of the first quarter of fiscal 2009. The adoption of SFAS 157 to non-financial assets and liabilities did not have a significant impact on our financial statements.

Financial Overview

Research and Development Expenses

Our research and development expenses consist primarily of direct costs incurred to conduct clinical trials, engineering development costs associated with our Renova Cortical Stimulation System, and regulatory compliance activities. We expense research and development costs during the period in which they are incurred. In accordance with EITF No. 07-3, nonrefundable advance payments related to future research and development activities are deferred and recognized as expense in the period that the related goods are delivered or services are performed. From our inception through March 31, 2009, we have incurred $96.8 million in research and development expenses.

We expect minimal research and development expenditures during 2009 as we windup our clinical trials and research and development activities.

General and Administrative Expenses

Our general and administrative expenses include current year restructuring costs for employee severance and ongoing benefits, termination of our facility lease, continued compensation for remaining staff, including share-based compensation and other significant expenses including professional fees for accounting and legal services, including legal services associated with our efforts to obtain and maintain protection for the intellectual property related to our cortical stimulation system.

We expect decreased general and administrative expenditures during 2009 as we windup our operations.

Financial Condition

Property and equipment, net

Property and equipment, held for sale, was $55,000 as of March 31, 2009 compared to property and equipment of $705,000 as of December 31, 2008. The decrease was the result of an impairment charge of $650,000, included in the statement of operations, for assets classified as held for sale through the three-month period ended March 31, 2009. Subsequent to March 31, 2009, we sold substantially all of our non-core assets, including office equipment, lab equipment, furniture and fixtures, and received $114,000, net of selling costs, resulting in a $60,000 gain on sale.

Other current liabilities and other long-term liabilities

Our total other liabilities were zero as of March 31, 2009 compared to $497,000 as of December 31, 2008. The two other liabilities categories on our balance sheet consist of liabilities relating to straight-line lease expense recognition and sublease loss accruals both of which decreased during the three-month period ended March 31, 2009 primarily due to the release of liabilities associated with our Lease Termination Agreement.

Results of Operations

Three-month Periods Ended March 31, 2009 and 2008

Research and Development Expenses

Research and development expenses were $122,000 for the three-month period ended March 31, 2009, compared to $4.0 million for the three-month period ended March 31, 2008. The decrease of $3.9 million, or 97%, is due to the adoption of the Plan of Dissolution, which resulted in the termination of all current research and development activities, and the cessation of all personnel related costs as they relate to development, including severance and benefit charges, which were charged to general and administrative expense.

General and Administrative Expenses

General and administrative expenses were $8.4 million for the three-month period ended March 31, 2009, compared to $2.4 million for the three-month period ended March 31, 2008. The increase of $6.0 million, or 250%, was primarily due to one time restructuring charges of $2.1 million associated with the termination of our facility lease, $2.0 million in one-time employee severance and benefit charges, and $1.9 million in stock compensation expenses, of which $1.7 million was primarily associated with the acceleration of options.

Impairment on property and equipment

Impairment on property and equipment was $650,000 for the three-month period ended March 31, 2009. The current period charge was the result of impairment losses taken related to the write-down of held for sale and abandoned property and equipment values to the lower of cost, net of accumulated depreciation, or the fair value, less costs to sell.

Interest Income, Net

Interest income, net, was $287,000 for the three-month period ended March 31, 2009, compared to $922,000 for the three-month period ended March 31, 2008. The decrease of $635,000, or 69%, reflects reduced interest earned on cash and investments attributable primarily to lower average cash and investment balances and decreased interest rates stemming from general market conditions.

Liquidity and Capital Resources

We have incurred losses since our inception in May 1999 and, as of March 31, 2009, we had a deficit accumulated during the development stage of $145.8 million. We have funded our operations to date from public and private placements of equity securities and stock option exercises, raising net proceeds of $193.3 million through March 31, 2009. As of March 31, 2009, we had $60.2 million in cash, cash equivalents, and investments.

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

Cash flow information for the three-month period ended March 31, 2009 is as follows (in millions):

	2009	2008
Cash provided by (used in):
Operating activities	$(6.9)	$(6.0)
Investing activities	$21.6	$5.9
Financing activities	$0.4	$0.0

Net Cash Used in Operating Activities

Net cash used in operating activities was $6.9 million and $6.0 million for the three-month periods ended March 31, 2009 and 2008, respectively. The net cash used in these periods primarily reflects the net loss for those periods, partially offset by non-cash operating expenses including depreciation, amortization of premiums on investments, share-based compensation, and changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $21.6 million and $5.9 million for the three-month periods ended March 31, 2009 and 2008, respectively primarily reflecting the net of purchases, sales and maturities of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three-month period ended March 31, 2009 reflects the exercises of stock options.

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

As of March 31, 2009, we did not have any off-balance sheet financing arrangements.

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

Our investment strategy is governed by a Cash and Investment Policy that strives to preserve capital and is reviewed with our board of directors periodically. The provisions of our Cash and Investment Policy as of March 31, 2009 include, among other provisions:

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

Management has reviewed the composition of the investment portfolio and believes that as of March 31, 2009, the portfolio was in compliance with the Cash and Investment Policy.

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

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: Other Information

Item 1.	Legal Proceedings

In July 2008, a putative class action complaint was filed against our board of directors in the King County Washington Superior Court. The lawsuit was filed by one of our alleged shareholders, on behalf of himself and all others similarly situated. The complaint alleges, among other things, that the Board breached its fiduciary duties to shareholders in connection with two alleged proposed acquisition offers. The complaint seeks, among other things, injunctive relief and attorneys’ fees and costs, but does not seek direct monetary damages from us. Both we and our board of directors believe that the allegations in the complaint are without merit and we intend to vigorously defend the matter.

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

The amount of cash ultimately distributed to shareholders pursuant to the Plan of Dissolution depends on the amount of our liabilities, obligations and expenses and claims against us, and contingency reserves that we establish, during the liquidation process, and the amount we generate from the sale of our remaining non-cash assets, consisting primarily of our Renova ™ Cortical Stimulation System and related intellectual property. We have attempted to estimate reasonable reserves for such liabilities, obligations, expenses and claims against us. However, those estimates may be inaccurate. Factors that could impact our estimates include the following:

•

If any of the estimates regarding the Plan of Dissolution, including the net proceeds from the sale of our Renova ™ Cortical Stimulation System, which, given the current macroeconomic conditions, for purposes of our estimates of proceeds expected to be distributed to shareholders, we have assigned no value, and the expense of satisfying outstanding obligations, liabilities and claims during the liquidation process, are inaccurate, the amount we distribute to our shareholders may be substantially less than the amount we currently estimate. For instance, if claims are asserted against us, including any claims related to the termination of our clinical trials or the removal of our Renova ™ Cortical Stimulation System from patients in our clinical trials, we will have to defend or resolve such claims before making distributions to our shareholders, which will reduce amounts otherwise available for distribution to our shareholders. In addition, an assignor of certain of our intellectual property has asserted that he is entitled to reversion of such intellectual property upon our dissolution, which may adversely affect our ability to sell such intellectual property in a timely manner, although we do not believe that he has rights in any of our intellectual property;

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

•

if we become a party to lawsuits or other claims asserted by or against us, including any claims or litigation arising in connection with the termination of our clinical trials or the removal of our Renova ™ Cortical Stimulation System from patients in our clinical trials;

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

The approval of the Plan of Dissolution by our shareholders also will authorize, without further shareholder action, our board of directors to do and perform, or to cause our officers to do and perform, any and all acts and to make, execute, deliver or adopt any and all agreements, resolutions, conveyances, certificates and other documents of every kind that our board of directors deems necessary, appropriate or desirable, in the absolute discretion of the board of directors, to implement the Plan of Dissolution and the transactions contemplated thereby, including, without limitation, all filings or acts required by any state or federal law or regulation to wind up its affairs. Accordingly, depending on the timing of a shareholder vote on the Plan of Dissolution, we may dispose of our Renova ™ Cortical Stimulation System, related intellectual property and any and all other non-cash assets without further shareholder approval. As a result, our board of directors may authorize actions in implementing the Plan of Dissolution, including the terms and prices for the sale of our Renova ™ Cortical Stimulation System and related intellectual property, with which our shareholders may not agree.

Our board of directors may revoke implementation of the Plan of Dissolution, even if it is approved by our shareholders .

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

Possible alternatives include selling all of our stock or assets, changing our business focus, distributing cash to shareholders pursuant to an extraordinary dividend, conducting an issuer tender offer, continuing our efforts to identify a merger partner or a reverse merger partner, or seeking voluntary dissolution at a later time and with diminished assets. At this time, our board of directors does not know which alternatives it might consider, or what impact any alternative might have on shareholder value. If our shareholders do not approve the Plan of Dissolution, we expect that our cash resources will continue to diminish and we would face risks related to continuing our historical business described in this Form 10-Q. These risks could materially and adversely affect our business, financial condition or operating results and the value of our common stock, and our shareholders may lose all or part of their investment. Moreover, any alternative we select may have unanticipated negative consequences.

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

Continuing to pursue the commercialization of our Renova TM Cortical Stimulation System would require significant changes to our current operations, which may not be possible to implement in a timely manner, if at all.

If our shareholders do not approve the Plan of Dissolution and our board of directors determines that we should pursue our historical business model of seeking to commercialize our Renova TM Cortical Stimulation System for the treatment of major depressive disorder, we will need to significantly change our current operations. We have terminated substantially all of our employees, are in the process of terminating all of our ongoing clinical trials, informed the FDA of such intention to terminate and commenced the process of winding up our business. We took these steps in the interest of preserving cash available for distribution to shareholders and in recognition of the expectation that the announcement of approval of the Plan of Dissolution would adversely affect our ability to proceed with our PROSPECT clinical trials. There is currently no active business left to operate, and rehiring employees and recommencing our PROSPECT clinical trials would take several months at a cost we are unable to estimate. Pursuing the commercialization of our Renova TM Cortical Stimulation System would require us to:

•	attract and retain additional personnel, including a senior management team and other key employees;

•	restart our PROSPECT clinical trials, including re-engaging with the U.S. Food and Drug Administration, or FDA, clinical sites and medical professionals necessary to carry out clinical trials; and

•	resume our other clinical efforts and clinical support functions.

Implementing the changes necessary to pursue the commercialization of our Renova TM Cortical Stimulation System will require time and resources, and the parties with whom we must do business may be reluctant to work with us given our announced intention to wind up our trials, business and affairs. We may not be able to implement these changes in a timely manner, if at all, which would have a material and adverse effect on our ability to pursue our historical business model.

If we are unable to commercialize our Renova ™ Cortical Stimulation System for any reason, our ability to generate revenue will be significantly harmed and our stock price will likely decline.

Since June 2003 we have invested substantially all of our financial resources and our research and product development efforts in our Renova ™ Cortical Stimulation System. We do not anticipate generating any revenue for several years and may never become profitable. Prior to January 2009, we had focused substantially all of our workforce, clinical and research efforts, and financial assets on the continued development of a therapy for major depressive disorder. The commercial success of our Renova ™ Cortical Stimulation System depends upon:

•	restarting and completing our PROSPECT clinical trials and successfully demonstrating the safety and efficacy of our system for the treatment of major depressive disorder;

•	completing future trials, including a pivotal trial, that successfully demonstrate the safety and efficacy of our system for the treatment of major depressive disorder;

•	obtaining approval from the FDA to market our Renova ™ Cortical Stimulation System in the U.S.;

•	manufacturing our system in commercial quantities;

•	the commercial launch and market acceptance of our system; and

•	obtaining levels of reimbursement by governmental and other third party payors, such as the Medicare and Medicaid programs and private healthcare insurers.

If we do not achieve each of these objectives, we may be unable to commercialize our Renova ™ Cortical Stimulation System or generate any revenue, which would materially and adversely affect our financial position, operating results, and stock price and could force us to cease operations.

We have incurred losses since inception and anticipate that we will continue to incur increasing losses for the foreseeable future.

We are a development stage company with a limited operating history and no revenue from the sale of our cortical stimulation product. We have incurred losses in each year since our formation in 1999. If we continue to operate our business, we currently do not have, and do not expect to have for several years, any products approved for commercialization or any source of revenue. We have been engaged in research and development since our inception and have invested substantially all of our time and resources in developing our Renova ™ Cortical Stimulation System. Development of a new medical device, including conducting clinical trials and seeking regulatory approvals, is a long, expensive, and uncertain process. We expect to continue incurring significant operating losses for at least the next several years. These losses have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

We expect to incur significant clinical and regulatory expenses in connection with our clinical trials and trials that we may initiate in the future. We also expect our product development expenses to continue in connection with our product development initiatives. In addition, if the FDA approves our Renova ™ Cortical Stimulation System for the treatment of major depressive disorder, we would incur significant corporate infrastructure and sales and marketing expenses, prior to recording sufficient revenue to offset these expenses. If we are unable to successfully develop, receive regulatory approval for, and commercialize, our Renova ™ Cortical Stimulation System, we may never generate revenue or be profitable and we may have to cease operations. Because of the numerous risks and uncertainties associated with developing new medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

Our Renova™ Cortical Stimulation System is based on novel technology.

We are subject to the risks of failure inherent in the development of products based on new technologies. The use of our Renova ™ Cortical Stimulation System to treat neurological diseases and disorders, including major depressive disorder, is a novel application of neurostimulation therapy that has not previously been investigated to any meaningful extent. The novel nature of our treatment results in significant technical, scientific, and regulatory challenges related to product development and system optimization, government regulation, third-party reimbursement, and market acceptance. Accordingly, our Renova ™ Cortical Stimulation System may not become a viable commercial alternative to other therapies, including those based on electrical stimulation of other parts of the brain or nervous system. These challenges may prevent us from developing and commercializing our Renova ™ Cortical Stimulation System on a timely and profitable basis, or at all.

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

Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress, and cost of our clinical trials;

•	clinical trial results;

•	costs of ongoing research and development related to depression;

•	the costs and timing of regulatory approvals;

•	the working capital required for general and administrative expenses;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and potential commercial supplies of our Renova ™ Cortical Stimulation System and any other products that we may develop;

•	the rate of market acceptance of our device;

•	the effect of competing products and market developments;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third party patent or other intellectual property rights or enforcing our patent and other intellectual property rights;

•	the cost of defending other litigation or disputes with or claims by third parties; and

•	the extent to which we acquire or invest in businesses, products, and technologies.

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

Our success as an operating entity would depend substantially on the services of a senior management team and other key employees. As of May 1, 2009, we had only 5 employees and expect this number to decline significantly over the coming months. Accordingly, to recommence an operating business, we would need to rehire a senior management team and other key employees, and the loss of the services of one or more of these employees could have a material adverse effect on our business.

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

We cannot market our products in the U.S. unless the FDA has approved, or cleared, them. Even if we submit an application to the FDA with clinical data that we believe justifies marketing approval for our Renova ™ Cortical Stimulation System, the FDA may not approve our submission, or may request additional information, including data from additional clinical trials. The FDA may also approve our system for very limited purposes with many restrictions on its use, may delay approval, or ultimately may not grant marketing approval for our system. Because our system represents a novel way to treat neurological diseases and disorders such as depression and there are large populations of patients who might be eligible for treatment, it is possible that the FDA and other regulatory bodies will review an application for approval of our Renova ™ Cortical Stimulation System with greater scrutiny, thereby causing the regulatory review process to be lengthier and more involved than that for products without such characteristics. The FDA may not approve our Renova ™ Cortical Stimulation System for the treatment of any indication, even if the clinical trial data meets or exceeds our anticipated levels of safety and efficacy.

The manufacturing facilities of our suppliers must comply with applicable regulatory requirements. If these manufacturing facilities do not maintain or receive regulatory approval, our business and our results of operations would be harmed.

Completion of our clinical trials and commercialization of our Renova ™ Cortical Stimulation System require access to manufacturing facilities that meet applicable regulatory standards to manufacture a sufficient supply of our products. We rely primarily on third parties to manufacture, assemble, and sterilize our system. The FDA must determine that compliance is satisfactory at facilities that manufacture our products. Suppliers of some components of our products must also comply with FDA regulation, which often requires significant time, money, and record-keeping and quality assurance efforts, and subjects us and our suppliers to potential regulatory inspections and stoppages. Our suppliers may not satisfy these requirements. If the FDA finds their compliance status to be unsatisfactory, completion of our clinical trials could be delayed, or our ability to manufacture our system for commercial purposes could be impaired, which would harm our business and our results of operations.

Our Renova™ Cortical Stimulation System may never achieve market acceptance or adequate levels of reimbursement even if we obtain regulatory approvals.

Market acceptance of our Renova ™ Cortical Stimulation System for the treatment of major depressive disorder will depend on successfully communicating the benefits of our cortical stimulation therapy to each of the different constituencies involved in deciding whether to treat a particular patient using cortical stimulation therapy, including:

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

Marketing to each of these constituencies requires a different approach, and we must convince each of these groups of the efficacy and utility of using our Renova ™ Cortical Stimulation System to treat major depressive disorder to be successful. Our ability to market our system successfully to each of these constituencies will depend on a number of factors, including:

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

We have relied primarily on third parties to manufacture our Renova ™ Cortical Stimulation System and to supply us with all of the key components of our system, including our IPGs, cortical stimulation leads and handheld programmers. We have entered into multi-year agreements with our manufacturers and primary suppliers that generally require us to fulfill all of our manufacturing needs and purchase all of our worldwide requirements for components from these parties. These agreements expire during 2010. There is no overlap among these suppliers, insofar as we obtain each of our components from a single supplier. There are a limited number of alternative suppliers that are capable of manufacturing the components of our system, and the terms of our agreements significantly limit our ability to work with other suppliers to ensure backup sources of our components. If any of our existing suppliers were unable or unwilling to meet our demand for product components, or if the components or finished products that they supply do not meet quality and other specifications, our clinical trials could be delayed and the development of our Renova ™ Cortical Stimulation System could be delayed or prevented.

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

Our business exposes us to a risk of product liability claims that is inherent in the testing, manufacturing, and marketing of medical devices. We may be subject to product liability claims if our Renova ™ Cortical Stimulation System, causes, or appears to have caused, an injury. We have a product liability insurance policy, which covers the use of our products in our clinical trials, of which the amount we believe is appropriate. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost and on acceptable terms for an adequate coverage amount or otherwise to protect against potential product liability claims, we could be exposed to significant liabilities, which may harm our business. A product liability claim, recall, or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers. We may be subject to product liability claims even if it appears that the claimed injury is due to the actions of others. For example, we rely on the expertise of surgeons, other physicians, and other medical personnel to perform the medical procedures to implant and remove our Renova ™ Cortical Stimulation System and participate in other facets of our therapies. If these medical personnel are not properly trained or are negligent, the therapeutic effect of our system may be diminished or the patient may suffer critical injury, which may subject us to liability. In addition, an injury that is caused by the negligence of one of our suppliers could be the basis for a claim against us.

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

We received net proceeds of $112.0 million from the offering and, as of March 31, 2009, $60.2 million remains invested in money market accounts and investment securities. We have used $51.8 million:

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

Item 6.	Exhibits

	Description of Document	Incorporated by Reference
Exhibit Number		Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Plan of Complete Liquidation and Dissolution of Northstar Neuroscience, Inc. dated January 5, 2009	Schedule 14A	001-34078	2/23/2009	Annex A

10.1	Lease Termination Agreement dated March 3, 2009 between Northstar Neuroscience, Inc. and Selig Real Estate Holdings Eight	8-K	001-34078	3/5/2009	10.1

10.2	Form of First Amendment to Executive Employment Agreement by and between Northstar Neuroscience, Inc. and Brian B. Dow	8-K	001-34078	1/27/2009	10.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHSTAR NEUROSCIENCE, INC.

Dated: May 13, 2009	/s/ Brian B. Dow
Brian B. Dow
Vice President of Finance, Chief Financial Officer, and Secretary

EXHIBIT INDEX

	Description of Document	Incorporated by Reference
Exhibit Number		Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Plan of Complete Liquidation and Dissolution of Northstar Neuroscience, Inc. dated January 5, 2009	Schedule 14A	001-34078	2/23/2009	Annex A

10.1	Lease Termination Agreement dated March 3, 2009 between Northstar Neuroscience, Inc. and Selig Real Estate Holdings Eight	8-K	001-34078	3/5/2009	10.1

10.2	Form of First Amendment to Executive Employment Agreement by and between Northstar Neuroscience, Inc. and Brian B. Dow	8-K	001-34078	1/27/2009	10.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X